Form 10-Q
period 2018-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2018-11-13
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒	No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated Filer □
Non-accelerated filer ☒	Smaller Reporting Company ☒
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-31
Condensed Statements of Operations	32-87
Condensed Statements of Changes in Partners' Capital (Deficit)	88-97
Condensed Statements of Cash Flows	98-125
Notes to Condensed Financial Statements	126-161

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	162-201

Item 3. Quantitative and Qualitative Disclosures About Market Risk	202

Item 4. Controls and Procedures	202

PART II OTHER INFORMATION

Item 1. Legal Proceedings	203

Item 1A. Risk Factors	203

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	203

Item 3. Defaults Upon Senior Securities	203

Item 4. Mine Safety Disclosures	203

Item 5. Other Information	203

Item 6. Exhibits	203

Signatures	204

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	24,517,197	27,208,717
Other assets	40,088	40,088

	$24,557,285	$27,248,805

LIABILITIES

Accounts payable and accrued expenses	$660,673	$654,673
Accounts payable affiliates (Note C)	25,656,166	29,495,273
Capital contributions payable	137,645	176,746

	26,454,484	30,326,692

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,175,478 outstanding as of September 30, 2018 and March 31, 2018.	4,099,917	2,931,035
General Partner	(5,997,116)	(6,008,922)

	(1,897,199)	(3,077,887)

	$24,557,285	$27,248,805

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	182,677	241,987
Other assets	-	-

	$182,677	$241,987

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,256,706	1,444,723
Capital contributions payable	-	-

	1,256,706	1,444,723

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,829,200 outstanding as of September 30, 2018 and March 31, 2018.	(755,036)	(882,456)
General Partner	(318,993)	(320,280)

	(1,074,029)	(1,202,736)

	$182,677	$241,987

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of September 30, 2018 and March 31, 2018.	(898,231)	(898,231)
General Partner	898,231	898,231

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	177,624	221,864
Other assets	-	-

	$177,624	$221,864

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,865,961	2,878,109
Capital contributions payable	-	-

	2,865,961	2,878,109

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,550,645 outstanding as of September 30, 2018 and March 31, 2018.	(2,442,370)	(2,410,599)
General Partner	(245,967)	(245,646)

	(2,688,337)	(2,656,245)

	$177,624	$221,864

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	181,808	446,136
Other assets	-	-

	$181,808	$446,136

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	694,499	933,387
Capital contributions payable	-	-

	694,499	933,387

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,303,327 outstanding as of September 30, 2018 and March 31, 2018.	(222,718)	(197,532)
General Partner	(289,973)	(289,719)

	(512,691)	(487,251)

	$181,808	$446,136

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	406,838	453,512
Other assets	-	-

	$406,838	$453,512

LIABILITIES

Accounts payable and accrued expenses	$-	$5,000
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	5,000

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,152,753 outstanding as of September 30, 2018 and March 31, 2018.	582,022	623,279
General Partner	(175,184)	(174,767)

	406,838	448,512

	$406,838	$453,512

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of September 30, 2018 and March 31, 2018.	219,815	219,815
General Partner	(219,815)	(219,815)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	594,707	642,258
Other assets	-	-

	$594,707	$642,258

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,965,400 outstanding as of September 30, 2018 and March 31, 2018.	907,103	954,178
General Partner	(312,396)	(311,920)

	594,707	642,258

	$594,707	$642,258

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	6,479,574	6,799,933
Other assets	-	-

	$6,479,574	$6,799,933

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,443,900 outstanding as of September 30, 2018 and March 31, 2018.	6,621,226	6,938,381
General Partner	(141,652)	(138,448)

	6,479,574	6,799,933

	$6,479,574	$6,799,933

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	716,042	742,564
Other assets	-	-

	$716,042	$742,564

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,984,138 outstanding as of September 30, 2018 and March 31, 2018.	990,718	1,016,975
General Partner	(274,676)	(274,411)

	716,042	742,564

	$716,042	$742,564

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	201,649	622,414
Other assets	-	-

	$201,649	$622,414

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,062,314	3,559,561
Capital contributions payable	785	885

	3,063,099	3,560,446

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,955,225 outstanding as of September 30, 2018 and March 31, 2018.	(2,494,188)	(2,570,004)
General Partner	(367,262)	(368,028)

	(2,861,450)	(2,938,032)

	$201,649	$622,414

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	279,972	453,433
Other assets	-	-

	$279,972	$453,433

LIABILITIES

Accounts payable and accrued expenses	$6,500	$3,500
Accounts payable affiliates (Note C)	1,454,221	1,620,957
Capital contributions payable	48,627	65,176

	1,509,348	1,689,633

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,621,200 outstanding as of September 30, 2018 and March 31, 2018.	(990,026)	(996,782)
General Partner	(239,350)	(239,418)

	(1,229,376)	(1,236,200)

	$279,972	$453,433

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,967,831	1,971,680
Other assets	25,000	25,000

	$1,992,831	$1,996,680

LIABILITIES

Accounts payable and accrued expenses	$2,500	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	43,842	66,294

	46,342	66,294

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,382,757 outstanding as of September 30, 2018 and March 31, 2018.	2,306,283	2,290,341
General Partner	(359,794)	(359,955)

	1,946,489	1,930,386

	$1,992,831	$1,996,680

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	238,569	563,697
Other assets	-	-

	$238,569	$563,697

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	178,937	924,936
Capital contributions payable	1,229	1,229

	180,166	926,165

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,736,198 outstanding as of September 30, 2018 and March 31, 2018.	464,182	47,520
General Partner	(405,779)	(409,988)

	58,403	(362,468)

	$238,569	$563,697

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	231,039	452,033
Other assets	-	-

	$231,039	$452,033

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,072,651	1,252,955
Capital contributions payable	-	-

	1,072,651	1,252,955

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,626,533 outstanding as of September 30, 2018 and March 31, 2018.	(607,416)	(567,133)
General Partner	(234,196)	(233,789)

	(841,612)	(800,922)

	$231,039	$452,033

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	229,938	394,837
Other assets	-	-

	$229,938	$394,837

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,715,100	2,840,368
Capital contributions payable	-	-

	2,715,100	2,840,368

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,509,919 outstanding as of September 30, 2018 and March 31, 2018.	(2,159,921)	(2,120,686)
General Partner	(325,241)	(324,845)

	(2,485,162)	(2,445,531)

	$229,938	$394,837

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	4,407,984	4,428,306
Other assets	-	-

	$4,407,984	$4,428,306

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,279,913 outstanding as of September 30, 2018 and March 31, 2018.	4,645,929	4,666,048
General Partner	(237,945)	(237,742)

	4,407,984	4,428,306

	$4,407,984	$4,428,306

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,288,444	2,106,050
Other assets	-	-

	$2,288,444	$2,106,050

LIABILITIES

Accounts payable and accrued expenses	$131,000	$131,000
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	131,000	131,000

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,092,704 outstanding as of September 30, 2018 and March 31, 2018.	2,314,533	2,133,963
General Partner	(157,089)	(158,913)

	2,157,444	1,975,050

	$2,288,444	$2,106,050

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,018,996	517,887
Other assets	-	-

	$1,018,996	$517,887

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	513,149
Capital contributions payable	-	-

	-	513,149

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,489,100 outstanding as of September 30, 2018 and March 31, 2018.	1,224,370	220,255
General Partner	(205,374)	(215,517)

	1,018,996	4,738

	$1,018,996	$517,887

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,482,411	1,492,145
Other assets	-	-

	$1,482,411	$1,492,145

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	18,234
Capital contributions payable	-	-

	-	18,234

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,538,700 outstanding as of September 30, 2018 and March 31, 2018.	1,685,871	1,677,456
General Partner	(203,460)	(203,545)

	1,482,411	1,473,911

	$1,482,411	$1,492,145

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of September 30, 2018 and March 31, 2018.	196,043	196,043
General Partner	(196,043)	(196,043)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	240,570	431,341
Other assets	-	-

	$240,570	$431,341

LIABILITIES

Accounts payable and accrued expenses	$5,500	$-
Accounts payable affiliates (Note C)	2,241,257	2,413,069
Capital contributions payable	102	102

	2,246,859	2,413,171

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,621,756 outstanding as of September 30, 2018 and March 31, 2018.	(1,761,282)	(1,737,068)
General Partner	(245,007)	(244,762)

	(2,006,289)	(1,981,830)

	$240,570	$431,341

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	254,427	741,152
Other assets	-	-

	$254,427	$741,152

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,445,456	2,893,606
Capital contributions payable	-	-

	2,445,456	2,893,606

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,874,926 outstanding as of September 30, 2018 and March 31, 2018.	(1,919,950)	(1,881,761)
General Partner	(271,079)	(270,693)

	(2,191,029)	(2,152,454)

	$254,427	$741,152

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,318,553	1,327,017
Other assets	11,300	11,300

	$1,329,853	$1,338,317

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	254	254

	254	254

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,732,262 outstanding as of September 30, 2018 and March 31, 2018.	1,557,241	1,565,620
General Partner	(227,642)	(227,557)

	1,329,599	1,338,063

	$1,329,853	$1,338,317

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	333,478	854,364
Other assets	-	-

	$333,478	$854,364

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	440,011	915,591
Capital contributions payable	26,082	26,082

	466,093	941,673

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,629,487 outstanding as of September 30, 2018 and March 31, 2018.	190,232	235,085
General Partner	(322,847)	(322,394)

	(132,615)	(87,309)

	$333,478	$854,364

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	106,507	84,006
Other assets	-	-

	$106,507	$84,006

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,952,865	2,830,127
Capital contributions payable	-	-

	2,952,865	2,830,127

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,693,973 outstanding as of September 30, 2018 and March 31, 2018.	(2,580,447)	(2,481,212)
General Partner	(265,911)	(264,909)

	(2,846,358)	(2,746,121)

	$106,507	$84,006

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	874,021	753,702
Other assets	-	-

	$874,021	$753,702

LIABILITIES

Accounts payable and accrued expenses	$515,173	$515,173
Accounts payable affiliates (Note C)	2,479,600	2,584,511
Capital contributions payable	16,724	16,724

	3,011,497	3,116,408

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 4,008,167 outstanding as of September 30, 2018 and March 31, 2018.	(1,762,439)	(1,985,417)
General Partner	(375,037)	(377,289)

	(2,137,476)	(2,362,706)

	$874,021	$753,702

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	September 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	303,538	466,399
Other assets	3,788	3,788

	$307,326	$470,187

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,796,588	1,871,990
Capital contributions payable	-	-

	1,796,588	1,871,990

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,968,635 outstanding as of September 30, 2018 and March 31, 2018.	(1,211,627)	(1,125,043)
General Partner	(277,635)	(276,760)

	(1,489,262)	(1,401,803)

	$307,326	$470,187

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2018	2017

Income
Interest income	$52,135	$22,898
Other income	75,634	104,930

	127,769	127,828

Share of income from Operating Partnerships (Note D)	1,430,313	5,720,798

Expenses
Professional fees	58,780	426,290
Fund management fee, net (Note C)	404,905	553,340
General and administrative expenses	165,278	142,325

	628,963	1,121,955

NET INCOME (LOSS)	$929,119	$4,726,671

Net income (loss) allocated to assignees	$919,829	$4,679,402

Net income (loss) allocated to general partner	$9,290	$47,269

Net income (loss) per BAC	$.01	$.06

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 20

	2018	2017

Income
Interest income	$393	$33
Other income	-	-

	393	33

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,565	10,643
Fund management fee, net (Note C)	2,549	5,240
General and administrative expenses	7,138	5,809

	11,252	21,692

NET INCOME (LOSS)	$(10,859)	$(21,659)

Net income (loss) allocated to assignees	$(10,750)	$(21,442)

Net income (loss) allocated to general partner	$(109)	$(217)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 21

	2018	2017

Income
Interest income	$-	$27
Other income	-	859

	-	886

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	-	8,330
Fund management fee, net (Note C)	-	1,131
General and administrative expenses	-	4,643

	-	14,104

NET INCOME (LOSS)	$-	$(13,218)

Net income (loss) allocated to assignees	$-	$(13,086)

Net income (loss) allocated to general partner	$-	$(132)

Net income (loss) per BAC	$-	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 22

	2018	2017

Income
Interest income	$591	$80
Other income	-	-

	591	80

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,565	9,180
Fund management fee, net (Note C)	6,426	7,303
General and administrative expenses	6,452	5,130

	14,443	21,613

NET INCOME (LOSS)	$(13,852)	$(21,533)

Net income (loss) allocated to assignees	$(13,713)	$(21,318)

Net income (loss) allocated to general partner	$(139)	$(215)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 23

	2018	2017

Income
Interest income	$633	$1,358
Other income	1,977	1,977

	2,610	3,335

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,686	12,166
Fund management fee, net (Note C)	5,556	5,556
General and administrative expenses	6,983	5,637

	14,225	23,359

NET INCOME (LOSS)	$(11,615)	$(20,024)

Net income (loss) allocated to assignees	$(11,499)	$(19,824)

Net income (loss) allocated to general partner	$(116)	$(200)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 24

	2018	2017

Income
Interest income	$528	$79
Other income	582	404

	1,110	483

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,746	10,353
Fund management fee, net (Note C)	9,594	11,410
General and administrative expenses	6,114	5,055

	17,454	26,818

NET INCOME (LOSS)	$(16,344)	$(26,335)

Net income (loss) allocated to assignees	$(16,181)	$(26,072)

Net income (loss) allocated to general partner	$(163)	$(263)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 25

	2018	2017

Income
Interest income	$-	$71
Other income	-	10,178

	-	10,249

Share of income from Operating Partnerships (Note D)	-	97,399

Expenses
Professional fees	-	9,698
Fund management fee, net (Note C)	-	3,748
General and administrative expenses	-	5,523

	-	18,969

NET INCOME (LOSS)	$-	$88,679

Net income (loss) allocated to assignees	$-	$87,792

Net income (loss) allocated to general partner	$-	$887

Net income (loss) per BAC	$-	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 26

	2018	2017

Income
Interest income	$1,023	$132
Other income	-	106

	1,023	238

Share of income from Operating Partnerships (Note D)	-	80,000

Expenses
Professional fees	2,166	15,501
Fund management fee, net (Note C)	13,938	19,704
General and administrative expenses	7,234	6,160

	23,338	41,365

NET INCOME (LOSS)	$(22,315)	$38,873

Net income (loss) allocated to assignees	$(22,092)	$38,484

Net income (loss) allocated to general partner	$(223)	$389

Net income (loss) per BAC	$(.01)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 27

	2018	2017

Income
Interest income	$13,765	$7,606
Other income	1,366	10,103

	15,131	17,709

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	2,670	58,769
Fund management fee, net (Note C)	5,255	7,555
General and administrative expenses	6,244	5,070

	14,169	71,394

NET INCOME (LOSS)	$962	$(53,685)

Net income (loss) allocated to assignees	$952	$(53,148)

Net income (loss) allocated to general partner	$10	$(537)

Net income (loss) per BAC	$.00	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 28

	2018	2017

Income
Interest income	$1,047	$146
Other income	-	-

	1,047	146

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,686	11,689
Fund management fee, net (Note C)	7,296	8,844
General and administrative expenses	7,029	5,815

	16,011	26,348

NET INCOME (LOSS)	$(14,964)	$(26,202)

Net income (loss) allocated to assignees	$(14,814)	$(25,940)

Net income (loss) allocated to general partner	$(150)	$(262)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 29

	2018	2017

Income
Interest income	$962	$87
Other income	-	-

	962	87

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,866	12,992
Fund management fee, net (Note C)	7,261	17,160
General and administrative expenses	7,222	5,797

	16,349	35,949

NET INCOME (LOSS)	$(15,387)	$(35,862)

Net income (loss) allocated to assignees	$(15,233)	$(35,503)

Net income (loss) allocated to general partner	$(154)	$(359)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 30

	2018	2017

Income
Interest income	$789	$69
Other income	-	-

	789	69

Share of income from Operating Partnerships (Note D)	17,549	2,091

Expenses
Professional fees	1,866	11,355
Fund management fee, net (Note C)	7,462	12,609
General and administrative expenses	6,262	4,886

	15,590	28,850

NET INCOME (LOSS)	$2,748	$(26,690)

Net income (loss) allocated to assignees	$2,721	$(26,423)

Net income (loss) allocated to general partner	$27	$(267)

Net income (loss) per BAC	$.00	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 31

	2018	2017

Income
Interest income	$4,528	$1,393
Other income	-	640

	4,528	2,033

Share of income from Operating Partnerships (Note D)	61,952	45,000

Expenses
Professional fees	1,986	20,446
Fund management fee, net (Note C)	16,535	21,699
General and administrative expenses	7,084	5,823

	25,605	47,968

NET INCOME (LOSS)	$40,875	$(935)

Net income (loss) allocated to assignees	$40,466	$(926)

Net income (loss) allocated to general partner	$409	$(9)

Net income (loss) per BAC	$.01	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 32

	2018	2017

Income
Interest income	$341	$459
Other income	-	-

	341	459

Share of income from Operating Partnerships (Note D)	-	1,533,999

Expenses
Professional fees	1,866	14,753
Fund management fee, net (Note C)	19,794	26,370
General and administrative expenses	7,173	5,839

	28,833	46,962

NET INCOME (LOSS)	$(28,492)	$1,487,496

Net income (loss) allocated to assignees	$(28,207)	$1,472,621

Net income (loss) allocated to general partner	$(285)	$14,875

Net income (loss) per BAC	$(.01)	$.31

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,

(Unaudited)

Series 33

	2018	2017

Income
Interest income	$829	$88
Other income	2,536	-

	3,365	88

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,686	9,843
Fund management fee, net (Note C)	8,898	16,397
General and administrative expenses	6,049	4,762

	16,633	31,002

NET INCOME (LOSS)	$(13,268)	$(30,914)

Net income (loss) allocated to assignees	$(13,135)	$(30,605)

Net income (loss) allocated to general partner	$(133)	$(309)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 34

	2018	2017

Income
Interest income	$540	$465
Other income	1,539	1,539

	2,079	2,004

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,626	12,958
Fund management fee, net (Note C)	8,166	8,166
General and administrative expenses	6,559	5,226

	16,351	26,350

NET INCOME (LOSS)	$(14,272)	$(24,346)

Net income (loss) allocated to assignees	$(14,129)	$(24,103)

Net income (loss) allocated to general partner	$(143)	$(243)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 35

	2018	2017

Income
Interest income	$8,426	$2,181
Other income	-	2,818

	8,426	4,999

Share of income from Operating Partnerships (Note D)	-	2,653,528

Expenses
Professional fees	1,626	12,474
Fund management fee, net (Note C)	4,053	15,022
General and administrative expenses	6,499	5,339

	12,178	32,835

NET INCOME (LOSS)	$(3,752)	$2,625,692

Net income (loss) allocated to assignees	$(3,714)	$2,599,435

Net income (loss) allocated to general partner	$(38)	$26,257

Net income (loss) per BAC	$(.00)	$.79

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 36

	2018	2017

Income
Interest income	$5,249	$1,896
Other income	-	1,294

	5,249	3,190

Share of income from Operating Partnerships (Note D)	243,163	-

Expenses
Professional fees	10,708	13,115
Fund management fee, net (Note C)	5,990	7,626
General and administrative expenses	5,794	4,665

	22,492	25,406

NET INCOME (LOSS)	$225,920	$(22,216)

Net income (loss) allocated to assignees	$223,661	$(21,994)

Net income (loss) allocated to general partner	$2,259	$(222)

Net income (loss) per BAC	$.11	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 37

	2018	2017

Income
Interest income	$717	$2,064
Other income	-	5,432

	717	7,496

Share of income from Operating Partnerships (Note D)	1,020,649	-

Expenses
Professional fees	1,566	12,645
Fund management fee, net (Note C)	3,396	12,501
General and administrative expenses	9,704	4,618

	14,666	29,764

NET INCOME (LOSS)	$1,006,700	$(22,268)

Net income (loss) allocated to assignees	$996,633	$(22,045)

Net income (loss) allocated to general partner	$10,067	$(223)

Net income (loss) per BAC	$.40	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 38

	2018	2017

Income
Interest income	$1,720	$2,611
Other income	24,000	10,160

	25,720	12,771

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,746	13,776
Fund management fee, net (Note C)	16,581	17,734
General and administrative expenses	6,006	4,869

	24,333	36,379

NET INCOME (LOSS)	$1,387	$(23,608)

Net income (loss) allocated to assignees	$1,373	$(23,372)

Net income (loss) allocated to general partner	$14	$(236)

Net income (loss) per BAC	$.00	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 39

	2018	2017

Income
Interest income	$-	$447
Other income	-	-

	-	447

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	-	14,305
Fund management fee, net (Note C)	-	1,709
General and administrative expenses	-	4,623

	-	20,637

NET INCOME (LOSS)	$-	$(20,190)

Net income (loss) allocated to assignees	$-	$(19,988)

Net income (loss) allocated to general partner	$-	$(202)

Net income (loss) per BAC	$-	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 40

	2018	2017

Income
Interest income	$787	$64
Other income	1,250	1,250

	2,037	1,314

Share of income from Operating Partnerships (Note D)	44,500	588,952

Expenses
Professional fees	2,046	16,553
Fund management fee, net (Note C)	21,194	28,709
General and administrative expenses	6,017	4,812

	29,257	50,074

NET INCOME (LOSS)	$17,280	$540,192

Net income (loss) allocated to assignees	$17,107	$534,790

Net income (loss) allocated to general partner	$173	$5,402

Net income (loss) per BAC	$.01	$.20

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 41

	2018	2017

Income
Interest income	$875	$258
Other income	-	-

	875	258

Share of income from Operating Partnerships (Note D)	-	719,829

Expenses
Professional fees	2,466	16,805
Fund management fee, net (Note C)	34,076	50,647
General and administrative expenses	10,538	5,261

	47,080	72,713

NET INCOME (LOSS)	$(46,205)	$647,374

Net income (loss) allocated to assignees	$(45,743)	$640,900

Net income (loss) allocated to general partner	$(462)	$6,474

Net income (loss) per BAC	$(.02)	$.22

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 42

	2018	2017

Income
Interest income	$3,873	$328
Other income	290	15,789

	4,163	16,117

Share of income from Operating Partnerships (Note D)	42,500	-

Expenses
Professional fees	2,286	14,660
Fund management fee, net (Note C)	15,249	36,957
General and administrative expenses	6,129	5,114

	23,664	56,731

NET INCOME (LOSS)	$22,999	$(40,614)

Net income (loss) allocated to assignees	$22,769	$(40,208)

Net income (loss) allocated to general partner	$230	$(406)

Net income (loss) per BAC	$.01	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 43

	2018	2017

Income
Interest income	$1,360	$95
Other income	639	6,909

	1,999	7,004

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	2,526	16,878
Fund management fee, net (Note C)	44,591	51,006
General and administrative expenses	7,509	5,445

	54,626	73,329

NET INCOME (LOSS)	$(52,627)	$(66,325)

Net income (loss) allocated to assignees	$(52,101)	$(65,662)

Net income (loss) allocated to general partner	$(526)	$(663)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 44

	2018	2017

Income
Interest income	$99	$6
Other income	13,800	11,864

	13,899	11,870

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,926	20,201
Fund management fee, net (Note C)	46,192	57,825
General and administrative expenses	6,159	4,851

	54,277	82,877

NET INCOME (LOSS)	$(40,378)	$(71,007)

Net income (loss) allocated to assignees	$(39,974)	$(70,297)

Net income (loss) allocated to general partner	$(404)	$(710)

Net income (loss) per BAC	$(.01)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 45

	2018	2017

Income
Interest income	$2,148	$533
Other income	4,116	6,228

	6,264	6,761

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	5,678	30,803
Fund management fee, net (Note C)	47,015	59,041
General and administrative expenses	6,981	6,383

	59,674	96,227

NET INCOME (LOSS)	$(53,410)	$(89,466)

Net income (loss) allocated to assignees	$(52,876)	$(88,571)

Net income (loss) allocated to general partner	$(534)	$(895)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 46

	2018	2017

Income
Interest income	$912	$322
Other income	23,539	17,380

	24,451	17,702

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	2,226	15,399
Fund management fee, net (Note C)	47,838	41,671
General and administrative expenses	6,399	5,170

	56,463	62,240

NET INCOME (LOSS)	$(32,012)	$(44,538)

Net income (loss) allocated to assignees	$(31,692)	$(44,093)

Net income (loss) allocated to general partner	$(320)	$(445)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2018	2017

Income
Interest income	$102,997	$36,833
Other income	262,123	192,644

	365,120	229,477

Share of income from Operating Partnerships (Note D)	2,619,630	10,250,429

Expenses
Professional fees	426,907	555,656
Fund management fee, net (Note C)	816,630	1,073,715
General and administrative expenses	249,562	249,354

	1,493,099	1,878,725

NET INCOME (LOSS)	$1,491,651	$8,601,181

Net income (loss) allocated to assignees	$1,476,735	$8,515,170

Net income (loss) allocated to general partner	$14,916	$86,011

Net income (loss) per BAC	$.02	$.10

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 20

	2018	2017

Income
Interest income	$979	$68
Other income	-	-

	979	68

Share of income from Operating Partnerships (Note D)	155,337	-

Expenses
Professional fees	11,670	13,623
Fund management fee, net (Note C)	4,820	8,959
General and administrative expenses	11,119	10,047

	27,609	32,629

NET INCOME (LOSS)	$128,707	$(32,561)

Net income (loss) allocated to assignees	$127,420	$(32,235)

Net income (loss) allocated to general partner	$1,287	$(326)

Net income (loss) per BAC	$.03	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 21

	2018	2017

Income
Interest income	$-	$56
Other income	-	859

	-	915

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	-	10,960
Fund management fee, net (Note C)	-	3,387
General and administrative expenses	-	8,149

	-	22,496

NET INCOME (LOSS)	$-	$(21,581)

Net income (loss) allocated to assignees	$-	$(21,365)

Net income (loss) allocated to general partner	$-	$(216)

Net income (loss) per BAC	$-	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 22

	2018	2017

Income
Interest income	$1,124	$164
Other income	-	-

	1,124	164

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	11,045	12,160
Fund management fee, net (Note C)	12,352	14,106
General and administrative expenses	9,819	8,962

	33,216	35,228

NET INCOME (LOSS)	$(32,092)	$(35,064)

Net income (loss) allocated to assignees	$(31,771)	$(34,713)

Net income (loss) allocated to general partner	$(321)	$(351)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 23

	2018	2017

Income
Interest income	$1,556	$2,224
Other income	3,955	3,955

	5,511	6,179

Share of income from Operating Partnerships (Note D)	-	959,665

Expenses
Professional fees	12,601	15,921
Fund management fee, net (Note C)	7,506	9,362
General and administrative expenses	10,844	9,773

	30,951	35,056

NET INCOME (LOSS)	$(25,440)	$930,788

Net income (loss) allocated to assignees	$(25,186)	$921,480

Net income (loss) allocated to general partner	$(254)	$9,308

Net income (loss) per BAC	$(.01)	$.28

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 24

	2018	2017

Income
Interest income	$1,121	$161
Other income	582	404

	1,703	565

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	13,741	13,678
Fund management fee, net (Note C)	20,355	22,831
General and administrative expenses	9,281	8,837

	43,377	45,346

NET INCOME (LOSS)	$(41,674)	$(44,781)

Net income (loss) allocated to assignees	$(41,257)	$(44,333)

Net income (loss) allocated to general partner	$(417)	$(448)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 25

	2018	2017

Income
Interest income	$-	$143
Other income	-	10,178

	-	10,321

Share of income from Operating Partnerships (Note D)	-	97,399

Expenses
Professional fees	-	12,678
Fund management fee, net (Note C)	-	9,682
General and administrative expenses	-	9,567

	-	31,927

NET INCOME (LOSS)	$-	$75,793

Net income (loss) allocated to assignees	$-	$75,035

Net income (loss) allocated to general partner	$-	$758

Net income (loss) per BAC	$-	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 26

	2018	2017

Income
Interest income	$1,948	$269
Other income	420	526

	2,368	795

Share of income from Operating Partnerships (Note D)	10,500	80,000

Expenses
Professional fees	20,446	20,226
Fund management fee, net (Note C)	28,547	41,249
General and administrative expenses	11,426	10,674

	60,419	72,149

NET INCOME (LOSS)	$(47,551)	$8,646

Net income (loss) allocated to assignees	$(47,075)	$8,560

Net income (loss) allocated to general partner	$(476)	$86

Net income (loss) per BAC	$(.01)	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 27

	2018	2017

Income
Interest income	$26,237	$11,943
Other income	1,366	10,103

	27,603	22,046

Share of income from Operating Partnerships (Note D)	-	3,291,567

Expenses
Professional fees	14,660	76,539
Fund management fee, net (Note C)	12,890	22,523
General and administrative expenses	9,449	8,902

	36,999	107,964

NET INCOME (LOSS)	$(9,396)	$3,205,649

Net income (loss) allocated to assignees	$(9,302)	$3,173,593

Net income (loss) allocated to general partner	$(94)	$32,056

Net income (loss) per BAC	$(.00)	$1.30

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 28

	2018	2017

Income
Interest income	$1,978	$295
Other income	446	446

	2,424	741

Share of income from Operating Partnerships (Note D)	8,500	-

Expenses
Professional fees	12,426	15,714
Fund management fee, net (Note C)	14,140	15,688
General and administrative expenses	10,880	10,098

	37,446	41,500

NET INCOME (LOSS)	$(26,522)	$(40,759)

Net income (loss) allocated to assignees	$(26,257)	$(40,351)

Net income (loss) allocated to general partner	$(265)	$(408)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 29

	2018	2017

Income
Interest income	$2,207	$179
Other income	-	-

	2,207	179

Share of income from Operating Partnerships (Note D)	123,094	-

Expenses
Professional fees	15,121	16,667
Fund management fee, net (Note C)	22,354	37,706
General and administrative expenses	11,244	10,147

	48,719	64,520

NET INCOME (LOSS)	$76,582	$(64,341)

Net income (loss) allocated to assignees	$75,816	$(63,698)

Net income (loss) allocated to general partner	$766	$(643)

Net income (loss) per BAC	$.02	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 30

	2018	2017

Income
Interest income	$1,588	$127
Other income	2,049	1,243

	3,637	1,370

Share of income from Operating Partnerships (Note D)	41,555	265,984

Expenses
Professional fees	16,371	15,030
Fund management fee, net (Note C)	12,574	(19,291)
General and administrative expenses	9,423	8,649

	38,368	4,388

NET INCOME (LOSS)	$6,824	$262,966

Net income (loss) allocated to assignees	$6,756	$260,336

Net income (loss) allocated to general partner	$68	$2,630

Net income (loss) per BAC	$.00	$.10

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 31

	2018	2017

Income
Interest income	$8,498	$2,411
Other income	476	1,116

	8,974	3,527

Share of income from Operating Partnerships (Note D)	69,452	45,000

Expenses
Professional fees	17,126	25,871
Fund management fee, net (Note C)	34,127	41,898
General and administrative expenses	11,070	10,108

	62,323	77,877

NET INCOME (LOSS)	$16,103	$(29,350)

Net income (loss) allocated to assignees	$15,942	$(29,057)

Net income (loss) allocated to general partner	$161	$(293)

Net income (loss) per BAC	$.00	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 32

	2018	2017

Income
Interest income	$1,611	$782
Other income	-	-

	1,611	782

Share of income from Operating Partnerships (Note D)	487,880	1,548,505

Expenses
Professional fees	15,503	18,778
Fund management fee, net (Note C)	41,881	46,240
General and administrative expenses	11,236	10,230

	68,620	75,248

NET INCOME (LOSS)	$420,871	$1,474,039

Net income (loss) allocated to assignees	$416,662	$1,459,299

Net income (loss) allocated to general partner	$4,209	$14,740

Net income (loss) per BAC	$.09	$.31

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,

(Unaudited)

Series 33

	2018	2017

Income
Interest income	$1,772	$179
Other income	2,536	-

	4,308	179

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	13,676	12,993
Fund management fee, net (Note C)	22,216	26,295
General and administrative expenses	9,106	8,454

	44,998	47,742

NET INCOME (LOSS)	$(40,690)	$(47,563)

Net income (loss) allocated to assignees	$(40,283)	$(47,087)

Net income (loss) allocated to general partner	$(407)	$(476)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 34

	2018	2017

Income
Interest income	$1,134	$803
Other income	1,539	1,539

	2,673	2,342

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	11,736	16,633
Fund management fee, net (Note C)	20,532	20,532
General and administrative expenses	10,036	9,220

	42,304	46,385

NET INCOME (LOSS)	$(39,631)	$(44,043)

Net income (loss) allocated to assignees	$(39,235)	$(43,603)

Net income (loss) allocated to general partner	$(396)	$(440)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 35

	2018	2017

Income
Interest income	$16,237	$3,635
Other income	-	2,818

	16,237	6,453

Share of income from Operating Partnerships (Note D)	-	2,653,528

Expenses
Professional fees	11,911	15,974
Fund management fee, net (Note C)	14,706	32,503
General and administrative expenses	9,942	9,318

	36,559	57,795

NET INCOME (LOSS)	$(20,322)	$2,602,186

Net income (loss) allocated to assignees	$(20,119)	$2,576,164

Net income (loss) allocated to general partner	$(203)	$26,022

Net income (loss) per BAC	$(.01)	$.78

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 36

	2018	2017

Income
Interest income	$9,687	$3,300
Other income	5,119	3,968

	14,806	7,268

Share of income from Operating Partnerships (Note D)	243,163	-

Expenses
Professional fees	55,250	16,790
Fund management fee, net (Note C)	11,706	13,342
General and administrative expenses	8,619	8,235

	75,575	38,367

NET INCOME (LOSS)	$182,394	$(31,099)

Net income (loss) allocated to assignees	$180,570	$(30,788)

Net income (loss) allocated to general partner	$1,824	$(311)

Net income (loss) per BAC	$.09	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 37

	2018	2017

Income
Interest income	$1,527	$3,225
Other income	21,485	16,657

	23,012	19,882

Share of income from Operating Partnerships (Note D)	1,020,649	-

Expenses
Professional fees	11,221	15,970
Fund management fee, net (Note C)	5,562	16,984
General and administrative expenses	12,620	8,249

	29,403	41,203

NET INCOME (LOSS)	$1,014,258	$(21,321)

Net income (loss) allocated to assignees	$1,004,115	$(21,108)

Net income (loss) allocated to general partner	$10,143	$(213)

Net income (loss) per BAC	$.40	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 38

	2018	2017

Income
Interest income	$4,556	$3,346
Other income	50,000	10,546

	54,556	13,892

Share of income from Operating Partnerships (Note D)	7,000	-

Expenses
Professional fees	12,216	17,801
Fund management fee, net (Note C)	31,815	35,968
General and administrative expenses	9,025	8,561

	53,056	62,330

NET INCOME (LOSS)	$8,500	$(48,438)

Net income (loss) allocated to assignees	$8,415	$(47,954)

Net income (loss) allocated to general partner	$85	$(484)

Net income (loss) per BAC	$.00	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 39

	2018	2017

Income
Interest income	$-	$694
Other income	-	386

	-	1,080

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	-	17,980
Fund management fee, net (Note C)	-	3,418
General and administrative expenses	-	8,185

	-	29,583

NET INCOME (LOSS)	$-	$(28,503)

Net income (loss) allocated to assignees	$-	$(28,218)

Net income (loss) allocated to general partner	$-	$(285)

Net income (loss) per BAC	$-	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 40

	2018	2017

Income
Interest income	$1,418	$93
Other income	1,250	2,910

	2,668	3,003

Share of income from Operating Partnerships (Note D)	44,500	588,952

Expenses
Professional fees	16,741	21,453
Fund management fee, net (Note C)	45,638	58,475
General and administrative expenses	9,248	8,529

	71,627	88,457

NET INCOME (LOSS)	$(24,459)	$503,498

Net income (loss) allocated to assignees	$(24,214)	$498,463

Net income (loss) allocated to general partner	$(245)	$5,035

Net income (loss) per BAC	$(.01)	$.19

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 41

	2018	2017

Income
Interest income	$2,077	$409
Other income	41,340	11,143

	43,417	11,552

Share of income from Operating Partnerships (Note D)	14,000	719,829

Expenses
Professional fees	24,071	22,404
Fund management fee, net (Note C)	57,860	103,637
General and administrative expenses	14,061	9,206

	95,992	135,247

NET INCOME (LOSS)	$(38,575)	$596,134

Net income (loss) allocated to assignees	$(38,189)	$590,173

Net income (loss) allocated to general partner	$(386)	$5,961

Net income (loss) per BAC	$(.01)	$.20

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 42

	2018	2017

Income
Interest income	$6,986	$672
Other income	6,591	15,789

	13,577	16,461

Share of income from Operating Partnerships (Note D)	42,500	-

Expenses
Professional fees	21,826	19,678
Fund management fee, net (Note C)	33,396	78,792
General and administrative expenses	9,319	8,888

	64,541	107,358

NET INCOME (LOSS)	$(8,464)	$(90,897)

Net income (loss) allocated to assignees	$(8,379)	$(89,988)

Net income (loss) allocated to general partner	$(85)	$(909)

Net income (loss) per BAC	$(.00)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 43

	2018	2017

Income
Interest income	$3,296	$194
Other income	49,644	40,981

	52,940	41,175

Share of income from Operating Partnerships (Note D)	9,000	-

Expenses
Professional fees	23,336	22,721
Fund management fee, net (Note C)	72,674	95,956
General and administrative expenses	11,236	9,560

	107,246	128,237

NET INCOME (LOSS)	$(45,306)	$(87,062)

Net income (loss) allocated to assignees	$(44,853)	$(86,191)

Net income (loss) allocated to general partner	$(453)	$(871)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 44

	2018	2017

Income
Interest income	$244	$13
Other income	13,800	11,864

	14,044	11,877

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	14,286	24,226
Fund management fee, net (Note C)	90,656	114,651
General and administrative expenses	9,339	8,637

	114,281	147,514

NET INCOME (LOSS)	$(100,237)	$(135,637)

Net income (loss) allocated to assignees	$(99,235)	$(134,281)

Net income (loss) allocated to general partner	$(1,002)	$(1,356)

Net income (loss) per BAC	$(.04)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 45

	2018	2017

Income
Interest income	$3,593	$899
Other income	26,321	27,833

	29,914	28,732

Share of income from Operating Partnerships (Note D)	342,500	-

Expenses
Professional fees	31,291	42,889
Fund management fee, net (Note C)	104,532	124,852
General and administrative expenses	11,361	11,015

	147,184	178,756

NET INCOME (LOSS)	$225,230	$(150,024)

Net income (loss) allocated to assignees	$222,978	$(148,524)

Net income (loss) allocated to general partner	$2,252	$(1,500)

Net income (loss) per BAC	$.06	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 46

	2018	2017

Income
Interest income	$1,623	$549
Other income	33,204	17,380

	34,827	17,929

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	18,636	20,299
Fund management fee, net (Note C)	93,791	93,970
General and administrative expenses	9,859	9,154

	122,286	123,423

NET INCOME (LOSS)	$(87,459)	$(105,494)

Net income (loss) allocated to assignees	$(86,584)	$(104,439)

Net income (loss) allocated to general partner	$(875)	$(1,055)

Net income (loss) per BAC	$(.03)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2018
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2018	$2,931,035	$(6,008,922)	$(3,077,887)

Distributions	(307,853)	(3,110)	(310,963)

Net income (loss)	1,476,735	14,916	1,491,651

Partners' capital (deficit), September 30, 2018	$4,099,917	$(5,997,116)	$(1,897,199)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2018	$(882,456)	$(320,280)	$(1,202,736)

Distributions	-	-	-

Net income (loss)	127,420	1,287	128,707

Partners' capital (deficit), September 30, 2018	$(755,036)	$(318,993)	$(1,074,029)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2018	$(898,231)	$898,231	$-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2018	$(898,231)	$898,231	$-

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2018	$(2,410,599)	$(245,646)	$(2,656,245)

Distributions	-	-	-

Net income (loss)	(31,771)	(321)	(32,092)

Partners' capital (deficit), September 30, 2018	$(2,442,370)	$(245,967)	$(2,688,337)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2018	$(197,532)	$(289,719)	$(487,251)

Distributions	-	-	-

Net income (loss)	(25,186)	(254)	(25,440)

Partners' capital (deficit), September 30, 2018	$(222,718)	$(289,973)	$(512,691)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2018	$623,279	$(174,767)	$448,512

Distributions	-	-	-

Net income (loss)	(41,257)	(417)	(41,674)

Partners' capital (deficit), September 30, 2018	$582,022	$(175,184)	$406,838

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2018	$219,815	$(219,815)	$-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2018	$219,815	$(219,815)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2018	$954,178	$(311,920)	$642,258

Distributions	-	-	-

Net income (loss)	(47,075)	(476)	(47,551)

Partners' capital (deficit), September 30, 2018	$907,103	$(312,396)	$594,707

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2018	$6,938,381	$(138,448)	$6,799,933

Distributions	(307,853)	(3,110)	(310,963)

Net income (loss)	(9,302)	(94)	(9,396)

Partners' capital (deficit), September 30, 2018	$6,621,226	$(141,652)	$6,479,574

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2018	$1,016,975	$(274,411)	$742,564

Distributions	-	-	-

Net income (loss)	(26,257)	(265)	(26,522)

Partners' capital (deficit), September 30, 2018	$990,718	$(274,676)	$716,042

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2018	$(2,570,004)	$(368,028)	$(2,938,032)

Distributions	-	-	-

Net income (loss)	75,816	766	76,582

Partners' capital (deficit), September 30, 2018	$(2,494,188)	$(367,262)	$(2,861,450)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2018	$(996,782)	$(239,418)	$(1,236,200)

Distributions	-	-	-

Net income (loss)	6,756	68	6,824

Partners' capital (deficit), September 30, 2018	$(990,026)	$(239,350)	$(1,229,376)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2018	$2,290,341	$(359,955)	$1,930,386

Distributions	-	-	-

Net income (loss)	15,942	161	16,103

Partners' capital (deficit), September 30, 2018	$2,306,283	$(359,794)	$1,946,489

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2018	$47,520	$(409,988)	$(362,468)

Distributions	-	-	-

Net income (loss)	416,662	4,209	420,871

Partners' capital (deficit), September 30, 2018	$464,182	$(405,779)	$58,403

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2018	$(567,133)	$(233,789)	$(800,922)

Distributions	-	-	-

Net income (loss)	(40,283)	(407)	(40,690)

Partners' capital (deficit), September 30, 2018	$(607,416)	$(234,196)	$(841,612)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2018	$(2,120,686)	$(324,845)	$(2,445,531)

Distributions	-	-	-

Net income (loss)	(39,235)	(396)	(39,631)

Partners' capital (deficit), September 30, 2018	$(2,159,921)	$(325,241)	$(2,485,162)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2018	$4,666,048	$(237,742)	$4,428,306

Distributions	-	-	-

Net income (loss)	(20,119)	(203)	(20,322)

Partners' capital (deficit), September 30, 2018	$4,645,929	$(237,945)	$4,407,984

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2018	$2,133,963	$(158,913)	$1,975,050

Distributions	-	-	-

Net income (loss)	180,570	1,824	182,394

Partners' capital (deficit), September 30, 2018	$2,314,533	$(157,089)	$2,157,444

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2018	$220,255	$(215,517)	$4,738

Distributions	-	-	-

Net income (loss)	1,004,115	10,143	1,014,258

Partners' capital (deficit), September 30, 2018	$1,224,370	$(205,374)	$1,018,996

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2018	$1,677,456	$(203,545)	$1,473,911

Distributions	-	-	-

Net income (loss)	8,415	85	8,500

Partners' capital (deficit), September 30, 2018	$1,685,871	$(203,460)	$1,482,411

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2018	$196,043	$(196,043)	$-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2018	$196,043	$(196,043)	$-

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2018	$(1,737,068)	$(244,762)	$(1,981,830)

Distributions	-	-	-

Net income (loss)	(24,214)	(245)	(24,459)

Partners' capital (deficit), September 30, 2018	$(1,761,282)	$(245,007)	$(2,006,289)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2018	$(1,881,761)	$(270,693)	$(2,152,454)

Distributions	-	-	-

Net income (loss)	(38,189)	(386)	(38,575)

Partners' capital (deficit), September 30, 2018	$(1,919,950)	$(271,079)	$(2,191,029)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2018	$1,565,620	$(227,557)	$1,338,063

Distributions	-	-	-

Net income (loss)	(8,379)	(85)	(8,464)

Partners' capital (deficit), September 30, 2018	$1,557,241	$(227,642)	$1,329,599

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2018	$235,085	$(322,394)	$(87,309)

Distributions	-	-	-

Net income (loss)	(44,853)	(453)	(45,306)

Partners' capital (deficit), September 30, 2018	$190,232	$(322,847)	$(132,615)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2018	$(2,481,212)	$(264,909)	$(2,746,121)

Distributions	-	-	-

Net income (loss)	(99,235)	(1,002)	(100,237)

Partners' capital (deficit), September 30, 2018	$(2,580,447)	$(265,911)	$(2,846,358)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2018	$(1,985,417)	$(377,289)	$(2,362,706)

Distributions	-	-	-

Net income (loss)	222,978	2,252	225,230

Partners' capital (deficit), September 30, 2018	$(1,762,439)	$(375,037)	$(2,137,476)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2018	$(1,125,043)	$(276,760)	$(1,401,803)

Distributions	-	-	-

Net income (loss)	(86,584)	(875)	(87,459)

Partners' capital (deficit), September 30, 2018	$(1,211,627)	$(277,635)	$(1,489,262)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2018	2017

Cash flows from operating activities:

Net income (loss)	$1,491,651	$8,601,181
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(2,619,630)	(10,250,429)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	6,000	(16,847)
Decrease (Increase) in other assets	-	(11,300)
(Decrease) Increase in accounts payable affiliates	(3,839,107)	(4,585,437)

Net cash (used in) provided by operating activities	(4,961,086)	(6,262,832)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,580,529	10,210,466

Net cash (used in) provided by investing activities	2,580,529	10,210,466

	-	-
Cash flows from financing activities:
Distributions	(310,963)	-

Net cash used in financing activities	(310,963)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,691,520)	3,947,634

Cash and cash equivalents, beginning	27,208,717	27,209,997

Cash and cash equivalents, ending	$24,517,197	$31,157,631

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2018	2017

Cash flows from operating activities:

Net income (loss)	$128,707	$(32,561)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(155,337)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(188,017)	11,071

Net cash (used in) provided by operating activities	(214,647)	(21,490)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	155,337	-

Net cash (used in) provided by investing activities	155,337	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59,310)	(21,490)

Cash and cash equivalents, beginning	241,987	271,060

Cash and cash equivalents, ending	$182,677	$249,570

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2018	2017

Cash flows from operating activities:
Net income (loss)	$-	$(21,581)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	5,438

Net cash (used in) provided by operating activities	-	(16,143)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(16,143)

Cash and cash equivalents, beginning	-	241,102

Cash and cash equivalents, ending	$-	$224,959

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(32,092)	$(35,064)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(12,148)	14,606

Net cash (used in) provided by operating activities	(44,240)	(20,458)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,240)	(20,458)

Cash and cash equivalents, beginning	221,864	252,064

Cash and cash equivalents, ending	$177,624	$231,606

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(25,440)	$930,788
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(959,665)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	5,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(238,888)	(477,438)

Net cash (used in) provided by operating activities	(264,328)	(501,315)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	959,665

Net cash (used in) provided by investing activities	-	959,665

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(264,328)	458,350

Cash and cash equivalents, beginning	446,136	659,167

Cash and cash equivalents, ending	$181,808	$1,117,517

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(41,674)	$(44,781)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,000)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(46,674)	(44,781)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,674)	(44,781)

Cash and cash equivalents, beginning	453,512	427,181

Cash and cash equivalents, ending	$406,838	$382,400

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2018	2017

Cash flows from operating activities:

Net income (loss)	$-	$75,793
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(97,399)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	6,912
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	(14,694)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	97,399

Net cash (used in) provided by investing activities	-	97,399

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	82,705

Cash and cash equivalents, beginning	-	344,461

Cash and cash equivalents, ending	$-	$427,166

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(47,551)	$8,646
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(10,500)	(80,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	6,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(58,051)	(65,354)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	10,500	80,000

Net cash (used in) provided by investing activities	10,500	80,000

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47,551)	14,646

Cash and cash equivalents, beginning	642,258	677,679

Cash and cash equivalents, ending	$594,707	$692,325

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(9,396)	$3,205,649
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(3,291,567)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(31,673)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(9,396)	(117,591)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	3,291,567

Net cash (used in) provided by investing activities	-	3,291,567

	-	-
Cash flows from financing activities:
Distributions	(310,963)	-

Net cash used in financing activities	(310,963)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(320,359)	3,173,976

Cash and cash equivalents, beginning	6,799,933	3,606,473

Cash and cash equivalents, ending	$6,479,574	$6,780,449

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(26,522)	$(40,759)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(8,500)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(35,022)	(40,759)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	8,500	-

Net cash (used in) provided by investing activities	8,500	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,522)	(40,759)

Cash and cash equivalents, beginning	742,564	812,483

Cash and cash equivalents, ending	$716,042	$771,724

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2018	2017

Cash flows from operating activities:

Net income (loss)	$76,582	$(64,341)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(123,094)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(497,247)	41,093

Net cash (used in) provided by operating activities	(543,759)	(23,248)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	122,994	-

Net cash (used in) provided by investing activities	122,994	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(420,765)	(23,248)

Cash and cash equivalents, beginning	622,414	345,648

Cash and cash equivalents, ending	$201,649	$322,400

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2018	2017

Cash flows from operating activities:

Net income (loss)	$6,824	$262,966
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(41,555)	(265,984)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,000	5,500
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(166,736)	29,263

Net cash (used in) provided by operating activities	(198,467)	31,745

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	25,006	226,021

Net cash (used in) provided by investing activities	25,006	226,021

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(173,461)	257,766

Cash and cash equivalents, beginning	453,433	270,126

Cash and cash equivalents, ending	$279,972	$527,892

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2018	2017

Cash flows from operating activities:

Net income (loss)	$16,103	$(29,350)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(69,452)	(45,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	2,500	3,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(50,849)	(71,350)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	47,000	45,000

Net cash provided by investing activities	47,000	45,000

Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,849)	(26,350)

Cash and cash equivalents, beginning	1,971,680	2,047,648

Cash and cash equivalents, ending	$1,967,831	$2,021,298

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2018	2017

Cash flows from operating activities:

Net income (loss)	$420,871	$1,474,039
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(487,880)	(1,548,505)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	3,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(745,999)	(531,317)

Net cash (used in) provided by operating activities	(813,008)	(602,783)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	487,880	1,548,505

Net cash provided by investing activities	487,880	1,548,505

Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(325,128)	945,722

Cash and cash equivalents, beginning	563,697	837,185

Cash and cash equivalents, ending	$238,569	$1,782,907

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(40,690)	$(47,563)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(180,304)	32,795

Net cash (used in) provided by operating activities	(220,994)	(14,768)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(220,994)	(14,768)

Cash and cash equivalents, beginning	452,033	337,765

Cash and cash equivalents, ending	$231,039	$322,997

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(39,631)	$(44,043)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(125,268)	(217,768)

Net cash (used in) provided by operating activities	(164,899)	(261,811)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(164,899)	(261,811)

Cash and cash equivalents, beginning	394,837	849,078

Cash and cash equivalents, ending	$229,938	$587,267

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(20,322)	$2,602,186
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(2,653,528)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	3,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	(551,982)

Net cash (used in) provided by operating activities	(20,322)	(600,324)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	2,653,528

Net cash (used in) provided by investing activities	-	2,653,528

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,322)	2,053,204

Cash and cash equivalents, beginning	4,428,306	2,392,767

Cash and cash equivalents, ending	$4,407,984	$4,445,971

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2018	2017

Cash flows from operating activities:

Net income (loss)	$182,394	$(31,099)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(243,163)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	(767,505)

Net cash (used in) provided by operating activities	(60,769)	(798,604)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	243,163	-

Net cash (used in) provided by investing activities	243,163	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	182,394	(798,604)

Cash and cash equivalents, beginning	2,106,050	2,934,317

Cash and cash equivalents, ending	$2,288,444	$2,135,713

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2018	2017

Cash flows from operating activities:

Net income (loss)	$1,014,258	$(21,321)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(1,020,649)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(513,149)	(934,637)

Net cash (used in) provided by operating activities	(519,540)	(955,958)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,020,649	-

Net cash (used in) provided by investing activities	1,020,649	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	501,109	(955,958)

Cash and cash equivalents, beginning	517,887	2,096,039

Cash and cash equivalents, ending	$1,018,996	$1,140,081

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2018	2017

Cash flows from operating activities:

Net income (loss)	$8,500	$(48,438)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(7,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(6,543)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(18,234)	(795,425)

Net cash (used in) provided by operating activities	(16,734)	(850,406)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	7,000	-

Net cash (used in) provided by investing activities	7,000	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,734)	(850,406)

Cash and cash equivalents, beginning	1,492,145	3,042,864

Cash and cash equivalents, ending	$1,482,411	$2,192,458

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2018	2017

Cash flows from operating activities:

Net income (loss)	$-	$(28,503)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(6,543)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	(916,748)

Net cash (used in) provided by operating activities	-	(951,794)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(951,794)

Cash and cash equivalents, beginning	-	1,248,898

Cash and cash equivalents, ending	$-	$297,104

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(24,459)	$503,498
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(44,500)	(588,952)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,500	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(171,812)	9,475

Net cash (used in) provided by operating activities	(235,271)	(75,979)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	44,500	588,952

		-
Net cash (used in) provided by investing activities	44,500	588,952

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(190,771)	512,973

Cash and cash equivalents, beginning	431,341	248,318

Cash and cash equivalents, ending	$240,570	$761,291

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(38,575)	$596,134
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(14,000)	(719,829)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(4,500)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(448,150)	35,086

Net cash (used in) provided by operating activities	(500,725)	(93,109)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	14,000	719,829

Net cash (used in) provided by investing activities	14,000	719,829

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(486,725)	626,720

Cash and cash equivalents, beginning	741,152	322,902

Cash and cash equivalents, ending	$254,427	$949,622

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(8,464)	$(90,897)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(42,500)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(11,300)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(50,964)	(102,197)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	42,500	-

Net cash (used in) provided by investing activities	42,500	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,464)	(102,197)

Cash and cash equivalents, beginning	1,327,017	1,072,528

Cash and cash equivalents, ending	$1,318,553	$970,331

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(45,306)	$(87,062)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(9,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(475,580)	115,386

Net cash (used in) provided by operating activities	(529,886)	28,324

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	9,000	-

Net cash (used in) provided by investing activities	9,000	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(520,886)	28,324

Cash and cash equivalents, beginning	854,364	351,638

Cash and cash equivalents, ending	$333,478	$379,962

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 44

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(100,237)	$(135,637)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	122,738	122,513

Net cash (used in) provided by operating activities	22,501	(13,124)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,501	(13,124)

Cash and cash equivalents, beginning	84,006	66,324

Cash and cash equivalents, ending	$106,507	$53,200

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 45

	2018	2017

Cash flows from operating activities:

Net income (loss)	$225,230	$(150,024)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(342,500)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(104,911)	86,059

Net cash (used in) provided by operating activities	(222,181)	(63,965)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	342,500	-

Net cash (used in) provided by investing activities	342,500	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	120,319	(63,965)

Cash and cash equivalents, beginning	753,702	803,153

Cash and cash equivalents, ending	$874,021	$739,188

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 46

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(87,459)	$(105,494)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(75,402)	104,598

Net cash (used in) provided by operating activities	(162,861)	(896)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(162,861)	(896)

Cash and cash equivalents, beginning	466,399	651,129

Cash and cash equivalents, ending	$303,538	$650,233

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2018
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
September 30, 2018
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2018 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2018
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2018 and 2017, are as follows:

	2018	2017
Series 20	$ 2,549	$ 5,536
Series 21	-	2,719
Series 22	6,426	7,303
Series 23	5,556	5,556
Series 24	10,761	12,588
Series 25	-	5,440
Series 26	13,938	22,545
Series 27	7,635	9,555
Series 28	7,296	8,844
Series 29	7,261	20,547
Series 30	7,462	12,609
Series 31	16,535	21,699
Series 32	19,794	26,370
Series 33	13,318	16,397
Series 34	12,366	12,366
Series 35	10,653	17,481
Series 36	5,990	7,626
Series 37	3,396	12,501
Series 38	16,581	18,234
Series 39	-	1,709
Series 40	26,594	28,709
Series 41	34,076	52,147
Series 42	27,505	42,870
Series 43	45,091	57,693
Series 44	57,826	57,825
Series 45	67,565	70,359
Series 46	52,299	52,299
	$478,473	$609,527

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2018
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the six months ended September 30, 2018 and 2017 are as follows:
	2018	2017
Series 20	$ 193,337	$ -
Series 22	25,000	-
Series 23	250,000	488,550
Series 24	21,522	25,176
Series 25	-	11,374
Series 26	29,547	45,090
Series 27	15,270	24,523
Series 28	16,140	17,688
Series 29	519,601	-
Series 30	185,027	-
Series 31	35,627	43,398
Series 32	787,880	584,057
Series 33	206,940	-
Series 34	150,000	242,500
Series 35	21,306	586,944
Series 36	13,616	782,757
Series 37	526,729	959,639
Series 38	53,049	831,893
Series 39	-	699,711
Series 40	225,000	49,000
Series 41	520,930	70,500
Series 42	56,839	85,740
Series 43	566,306	-
Series 45	242,500	-
Series 46	180,000	-
	$4,842,166	$5,548,540

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2018
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2018 and 2017, the Fund has limited partnership interests in 150 and 191 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2018 and 2017 are as follows:
	2018	2017
Series 20	1	3
Series 21	-	2
Series 22	3	3
Series 23	3	3
Series 24	5	6
Series 25	-	-
Series 26	8	9
Series 27	3	4
Series 28	4	5
Series 29	5	8
Series 30	2	6
Series 31	6	8
Series 32	5	6
Series 33	3	5
Series 34	4	4
Series 35	2	2
Series 36	2	3
Series 37	-	2
Series 38	3	4
Series 39	-	1
Series 40	8	9
Series 41	11	16
Series 42	10	15
Series 43	16	19
Series 44	7	7
Series 45	25	27
Series 46	14	14
	150	191

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2018 and 2017, are as follows:
	2018	2017
Series 29	$ 785	$ 8,235
Series 30	48,627	65,176
Series 31	43,842	66,294
Series 32	1,229	1,229
Series 33	-	69,154
Series 37	-	138,438
Series 40	102	102
Series 41	-	100
Series 42	254	73,433
Series 43	26,082	99,265
Series 45	16,724	16,724
	$137,645	$538,150

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the six months ended September 30, 2018 the Fund disposed of nineteen Operating Partnerships. A summary of the dispositions by Series for September 30, 2018 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain on Disposition

Series 20	1	-	$155,337	$155,337
Series 26	1	-	10,500	10,500
Series 28	1	-	8,500	8,500
Series 29	2	-	122,994	123,094
Series 30	3	-	25,006	41,555
Series 31	2	-	47,000	69,452
Series 32	-	1	487,880	487,880
Series 36	-	1	243,163	243,163
Series 37	-	1	1,020,649	1,020,649
Series 38	1	-	7,000	7,000
Series 40	1	-	44,500	44,500
Series 41	-	1	14,000	14,000
Series 42	1	-	42,500	42,500
Series 43	1	-	9,000	9,000
Series 45	1	-	342,500	342,500
Total	15	4	$2,580,529	$2,619,630

* Fund proceeds from disposition does not include $100, $16,549 and $22,452, which was due to a writeoff of capital contribution payable as of September 30, 2018, for Series 29, Series 30 and Series 31, respectively.

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
September 30, 2018
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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2018.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	2018	2017

Revenues
Rental	$ 22,343,323	$ 26,987,297
Interest and other	663,683	852,756
	23,007,006	27,840,053

Expenses
Interest	3,644,356	4,613,504
Depreciation and amortization	5,775,862	7,332,051
Operating expenses	16,122,850	19,961,263
	25,543,068	31,906,818

NET LOSS	$ (2,536,062)	$ (4,066,765)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (2,510,699)	$ (4,026,097)

Net loss allocated to other Partners	$ (25,363)	$ (40,668)

* Amounts include $(2,510,699) and $(4,026,097) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 20

	2018	2017
Revenues
Rental	$ 139,480	$ 266,942
Interest and other	9,921	16,914
	149,401	283,856

Expenses
Interest	11,732	25,735
Depreciation and amortization	28,416	72,185
Operating expenses	124,517	235,116
	164,665	333,036

NET LOSS	$ (15,264)	$ (49,180)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (15,111)	$ (48,688)

Net loss allocated to other Partners	$ (153)	$ (492)

* Amounts include $(15,111) and $(48,688) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 21

	2018	2017
Revenues
Rental	$ -	$ 246,778
Interest and other	-	1,720
	-	248,498

Expenses
Interest	-	19,832
Depreciation and amortization	-	41,440
Operating expenses	-	196,601
	-	257,873

NET LOSS	$ -	$ (9,375)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ -	$ (9,281)

Net loss allocated to other Partners	$ -	$ (94)

* Amounts include $- and $(9,281) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 22
	2018	2017
Revenues
Rental	$ 255,007	$ 255,056
Interest and other	6,424	9,109
	261,431	264,165

Expenses
Interest	21,753	22,684
Depreciation and amortization	54,539	69,003
Operating expenses	215,777	207,737
	292,069	299,424

NET LOSS	$ (30,638)	$ (35,259)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (30,332)	$ (34,906)

Net loss allocated to other Partners	$ (306)	$ (353)

* Amounts include $(30,332) and $(34,906) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 23
	2018	2017
Revenues
Rental	$ 204,371	$ 211,249
Interest and other	8,421	10,596
	212,792	221,845

Expenses
Interest	14,889	12,041
Depreciation and amortization	45,095	44,899
Operating expenses	169,287	175,607
	229,271	232,547

NET LOSS	$ (16,479)	$ (10,702)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (16,314)	$ (10,595)

Net loss allocated to other Partners	$ (165)	$ (107)

* Amounts include $(16,314) and $(10,595) for 2018 and 2017, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 24
	2018	2017
Revenues
Rental	$ 428,402	$ 512,589
Interest and other	13,733	10,241
	442,135	522,830

Expenses
Interest	34,789	45,126
Depreciation and amortization	121,938	140,696
Operating expenses	342,441	413,532
	499,168	599,354

NET LOSS	$ (57,033)	$ (76,524)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (56,463)	$ (75,759)

Net loss allocated to other Partners	$ (570)	$ (765)

* Amounts include $(56,463) and $(75,759) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 25
	2018	2017
Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ -	$ -

Net loss allocated to other Partners	$ -	$ -

* Amounts include $- and $- for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 26
	2018	2017
Revenues
Rental	$ 637,353	$ 900,779
Interest and other	7,655	18,548
	645,008	919,327

Expenses
Interest	111,673	142,592
Depreciation and amortization	155,406	232,520
Operating expenses	536,826	780,980
	803,905	1,156,092

NET LOSS	$ (158,897)	$ (236,765)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (157,308)	$ (234,397)

Net loss allocated to other Partners	$ (1,589)	$ (2,368)

* Amounts include $(157,308) and $(234,397) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 27
	2018	2017
Revenues
Rental	$ 330,303	$ 402,299
Interest and other	6,495	5,622
	336,798	407,921

Expenses
Interest	16,620	23,507
Depreciation and amortization	88,925	120,642
Operating expenses	275,358	329,597
	380,903	473,746

NET LOSS	$ (44,105)	$ (65,825)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (43,664)	$ (65,167)

Net loss allocated to other Partners	$ (441)	$ (658)

* Amounts include $(43,664) and $(65,167) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 28
	2018	2017
Revenues
Rental	$ 411,179	$ 501,140
Interest and other	22,570	12,635
	433,749	513,775

Expenses
Interest	66,567	81,516
Depreciation and amortization	91,762	112,889
Operating expenses	340,875	391,916
	499,204	586,321

NET LOSS	$ (65,455)	$ (72,546)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (64,800)	$ (71,821)

Net loss allocated to other Partners	$ (655)	$ (725)

* Amounts include $(64,800) and $(71,821) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 29

	2018	2017
Revenues
Rental	$ 543,919	$ 874,203
Interest and other	21,495	84,101
	565,414	958,304

Expenses
Interest	106,247	196,702
Depreciation and amortization	114,458	247,758
Operating expenses	459,302	777,606
	680,007	1,222,066

NET LOSS	$ (114,593)	$ (263,762)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (113,447)	$ (261,124)

Net loss allocated to other Partners	$ (1,146)	$ (2,638)

* Amounts include $(113,447) and $(261,124) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 30
	2018	2017
Revenues
Rental	$ 322,299	$ 515,042
Interest and other	7,537	12,640
	329,836	527,682

Expenses
Interest	34,088	46,813
Depreciation and amortization	76,907	145,249
Operating expenses	261,993	404,406
	372,988	596,468

NET LOSS	$ (43,152)	$ (68,786)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (42,720)	$ (68,098)

Net loss allocated to other Partners	$ (432)	$ (688)

* Amounts include $(42,720) and $(68,098) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 31
	2018	2017
Revenues
Rental	$ 563,108	$ 779,319
Interest and other	21,066	22,666
	584,174	801,985

Expenses
Interest	41,564	74,857
Depreciation and amortization	209,468	264,177
Operating expenses	563,223	695,785
	814,255	1,034,819

NET LOSS	$ (230,081)	$ (232,834)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (227,780)	$ (230,506)

Net loss allocated to other Partners	$ (2,301)	$ (2,328)

* Amounts include $(227,780) and $(230,506) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 32
	2018	2017
Revenues
Rental	$ 770,495	$ 1,022,002
Interest and other	11,472	26,860
	781,967	1,048,862

Expenses
Interest	128,444	164,515
Depreciation and amortization	219,165	311,842
Operating expenses	641,294	816,689
	988,903	1,293,046

NET LOSS	$ (206,936)	$ (244,184)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (204,867)	$ (241,742)

Net loss allocated to other Partners	$ (2,069)	$ (2,442)

* Amounts include $(204,867) and $(241,742) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 33
	2018	2017
Revenues
Rental	$ 632,934	$ 704,712
Interest and other	23,019	25,494
	655,953	730,206

Expenses
Interest	101,675	119,565
Depreciation and amortization	139,535	179,293
Operating expenses	465,670	538,916
	706,880	837,774

NET LOSS	$ (50,927)	$ (107,568)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (50,418)	$ (106,492)

Net loss allocated to other Partners	$ (509)	$ (1,076)

* Amounts include $(50,418) and $(106,492) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 34
	2018	2017
Revenues
Rental	$ 495,011	$ 485,873
Interest and other	25,201	17,506
	520,212	503,379

Expenses
Interest	57,916	52,131
Depreciation and amortization	137,095	137,814
Operating expenses	370,981	377,235
	565,992	567,180

NET LOSS	$ (45,780)	$ (63,801)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (45,322)	$ (63,163)

Net loss allocated to other Partners	$ (458)	$ (638)

* Amounts include $(45,322) and $(63,163) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 35
	2018	2017
Revenues
Rental	$ 504,934	$ 571,313
Interest and other	28,304	16,103
	533,238	587,416

Expenses
Interest	83,244	94,832
Depreciation and amortization	161,156	173,454
Operating expenses	303,777	334,048
	548,177	602,334

NET LOSS	$ (14,939)	$ (14,918)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (14,790)	$ (14,769)

Net loss allocated to other Partners	$ (149)	$ (149)

* Amounts include $(14,790) and $(14,769) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 36
	2018	2017
Revenues
Rental	$ 284,874	$ 322,092
Interest and other	5,290	9,178
	290,164	331,270

Expenses
Interest	52,992	64,417
Depreciation and amortization	70,217	84,557
Operating expenses	208,729	248,232
	331,938	397,206

NET LOSS	$ (41,774)	$ (65,936)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (41,356)	$ (65,277)

Net loss allocated to other Partners	$ (418)	$ (659)

* Amounts include $(41,356) and $(65,277) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 37

	2018	2017
Revenues
Rental	$ -	$ 407,915
Interest and other	-	40,351
	-	448,266

Expenses
Interest	-	64,154
Depreciation and amortization	-	139,403
Operating expenses	-	316,589
	-	520,146

NET LOSS	$ -	$ (71,880)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ -	$ (71,161)

Net loss allocated to other Partners	$ -	$ (719)

* Amounts include $- and $(71,161) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 38
	2018	2017
Revenues
Rental	$ 810,726	$ 887,427
Interest and other	16,373	10,837
	827,099	898,264

Expenses
Interest	111,239	123,561
Depreciation and amortization	155,514	186,314
Operating expenses	564,808	640,508
	831,561	950,383

NET LOSS	$ (4,462)	$ (52,119)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (4,417)	$ (51,598)

Net loss allocated to other Partners	$ (45)	$ (521)

* Amounts include $(4,417) and $(51,598) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 39
	2018	2017
Revenues
Rental	$ -	$ 84,216
Interest and other	-	-
	-	84,216

Expenses
Interest	-	3,119
Depreciation and amortization	-	14,546
Operating expenses	-	73,250
	-	90,915

NET LOSS	$ -	$ (6,699)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ -	$ (6,632)

Net loss allocated to other Partners	$ -	$ (67)

* Amounts include $- and $(6,632) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 40
	2018	2017
Revenues
Rental	$ 1,017,456	$ 1,149,937
Interest and other	26,894	26,095
	1,044,350	1,176,032

Expenses
Interest	189,214	238,819
Depreciation and amortization	276,150	335,439
Operating expenses	794,063	935,512
	1,259,427	1,509,770

NET LOSS	$ (215,077)	$ (333,738)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (212,926)	$ (330,401)

Net loss allocated to other Partners	$ (2,151)	$ (3,337)

* Amounts include $(212,926) and $(330,401) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 41

	2018	2017
Revenues
Rental	$ 1,815,549	$ 2,581,490
Interest and other	29,661	53,502
	1,845,210	2,634,992

Expenses
Interest	340,027	531,094
Depreciation and amortization	384,753	613,670
Operating expenses	1,223,663	1,808,103
	1,948,443	2,952,867

NET LOSS	$ (103,233)	$ (317,875)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (102,201)	$ (314,696)

Net loss allocated to other Partners	$ (1,032)	$ (3,179)

* Amounts include $(102,201) and $(314,696) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 42
	2018	2017
Revenues
Rental	$ 1,196,029	$ 1,823,744
Interest and other	47,542	76,131
	1,243,571	1,899,875

Expenses
Interest	242,115	395,600
Depreciation and amortization	362,541	560,944
Operating expenses	876,593	1,360,604
	1,481,249	2,317,148

NET LOSS	$ (237,678)	$ (417,273)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (235,301)	$ (413,100)

Net loss allocated to other Partners	$ (2,377)	$ (4,173)

* Amounts include $(235,301) and $(413,100) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 43
	2018	2017
Revenues
Rental	$ 2,093,498	$ 2,619,352
Interest and other	90,363	131,204
	2,183,861	2,750,556

Expenses
Interest	256,666	411,981
Depreciation and amortization	695,187	863,189
Operating expenses	1,576,475	2,020,128
	2,528,328	3,295,298

NET LOSS	$ (344,467)	$ (544,742)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (341,022)	$ (539,295)

Net loss allocated to other Partners	$ (3,445)	$ (5,447)

* Amounts include $(341,022) and $(539,295) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 44

Revenues
Rental	$ 2,981,014	$ 2,931,740
Interest and other	81,854	90,941
	3,062,868	3,022,681

Expenses
Interest	695,577	701,213
Depreciation and amortization	676,174	683,908
Operating expenses	1,711,083	1,757,026
	3,082,834	3,142,147

NET LOSS	$ (19,966)	$ (119,466)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (19,766)	$ (118,271)

Net loss allocated to other Partners	$ (200)	$ (1,195)

* Amounts include $(19,766) and $(118,271) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 45
	2018	2017
Revenues
Rental	$ 3,545,117	$ 3,620,177
Interest and other	80,792	73,570
	3,625,909	3,693,747

Expenses
Interest	455,418	485,156
Depreciation and amortization	944,459	984,440
Operating expenses	2,613,391	2,621,021
	4,013,268	4,090,617

NET LOSS	$ (387,359)	$ (396,870)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (383,485)	$ (392,901)

Net loss allocated to other Partners	$ (3,874)	$ (3,969)

* Amounts include $(383,485) and $(392,901) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 46
	2018	2017
Revenues
Rental	$ 2,360,265	$ 2,309,911
Interest and other	71,601	50,192
	2,431,866	2,360,103

Expenses
Interest	469,907	471,942
Depreciation and amortization	567,002	571,780
Operating expenses	1,482,724	1,504,519
	2,519,633	2,548,241

NET LOSS	$ (87,767)	$ (188,138)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (86,889)	$ (186,257)

Net loss allocated to other Partners	$ (878)	$ (1,881)

* Amounts include $(86,889) and $(186,257) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2018

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2018 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2018 were $478,473 and total fund management fees accrued as of September 30, 2018 were $25,428,841. During the six months ended September 30, 2018, $4,842,166 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of September 30, 2018, an affiliate of the general partner of the Fund advanced a total of $227,325 to Series 44 to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the six months ended September 30, 2018, $7,087 was advanced to Series 44 from an affiliate of the general partner. As of September 30, 2017 $220,455 and $54,659 was paid back from Series 39 and Series 45, respectively, to an affiliate of the general partner. All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2018.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 23 of the Operating Partnerships and 1 remains.

Prior to the quarter ended September 30, 2018, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in all 14 of the Operating Partnerships.

Prior to the quarter ended September 30, 2018, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2018, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 19 of the Operating Partnerships and 3 remain.

Prior to the quarter ended September 30, 2018, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 19 of the Operating Partnerships and 5 remain.

Prior to the quarter ended September 30, 2018, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended September 30, 2018, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 37 of the Operating Partnerships and 8 remain.

Prior to the quarter ended September 30, 2018, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 13 of the Operating Partnerships and 3 remain.

Prior to the quarter ended September 30, 2018, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2018, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 17 of the Operating Partnerships and 5 remain.

During the quarter ended September 30, 2018, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 1 Operating Partnership in the amount of $785 as of September 30, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since disposed of its interest in 18 of the Operating Partnerships and 2 remain.

During the quarter ended September 30, 2018, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 1 Operating Partnership in the amount of $48,627 as of September 30, 2018. The remaining contributions will be released when Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since disposed of its interest in 21 of the Operating Partnerships and 6 remain.

During the quarter ended September 30, 2018, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 2 Operating Partnerships in the amount of $43,842 as of September 30, 2018. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $18,842 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2018, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 1 Operating Partnership in the amount of $1,229 as of September 30, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 7 of the Operating Partnerships and 3 remain.

Prior to the quarter ended September 30, 2018, Series 33 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2018, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 9 of the Operating Partnerships and 2 remain.

Prior to the quarter ended September 30, 2018, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in 9 of the Operating Partnerships and 2 remain.

Prior to the quarter ended September 30, 2018, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in all 7 of the Operating Partnerships.

Prior to the quarter ended September 30, 2018, Series 37 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2018, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2018, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772. Series 40 has since sold its interest in 8 of the Operating Partnerships and 8 remain. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2018, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of September 30, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2018, Series 41 had released all payments of its capital contributions to the Operating Partnerships.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 13 of the Operating Partnerships and 10 remain.

During the quarter ended September 30, 2018, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 1 Operating Partnership in the amount of $254 as of September 30, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended September 30, 2018, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 1 Operating Partnerships in the amount of $26,082 as of September 30, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2018, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended September 30, 2018, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of September 30, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2018, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of September 30, 2018 and 2017, the Fund held limited partnership interests in 150 and 191 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2018, are as follows:

	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 2,549	$ -	$ 2,549
Series 21	-	-	-
Series 22	6,426	-	6,426
Series 23	5,556	-	5,556
Series 24	10,761	1,167	9,594
Series 25	-	-	-
Series 26	13,938	-	13,938
Series 27	7,635	2,380	5,255
Series 28	7,296	-	7,296
Series 29	7,261	-	7,261
Series 30	7,462	-	7,462
Series 31	16,535	-	16,535
Series 32	19,794	-	19,794
Series 33	13,318	4,420	8,898
Series 34	12,366	4,200	8,166
Series 35	10,653	6,600	4,053
Series 36	5,990	-	5,990
Series 37	3,396	-	3,396
Series 38	16,581	-	16,581
Series 39	-	-	-
Series 40	26,594	5,400	21,194
Series 41	34,076	-	34,076
Series 42	27,505	12,256	15,249
Series 43	45,091	500	44,591
Series 44	57,826	11,634	46,192
Series 45	67,565	20,550	47,015
Series 46	52,299	4,461	47,838
	$478,473	$73,568	$404,905

	6 Months Gross Fund Management Fee	6 Months Asset Management and Reporting Fee	6 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 5,320	$ 500	$ 4,820
Series 21	-	-	-
Series 22	12,852	500	12,352
Series 23	11,112	3,606	7,506
Series 24	21,522	1,167	20,355
Series 25	-	-	-
Series 26	29,547	1,000	28,547
Series 27	15,270	2,380	12,890
Series 28	16,140	2,000	14,140
Series 29	22,354	-	22,354
Series 30	18,291	5,717	12,574
Series 31	35,627	1,500	34,127
Series 32	41,881	-	41,881
Series 33	26,636	4,420	22,216
Series 34	24,732	4,200	20,532
Series 35	21,306	6,600	14,706
Series 36	13,616	1,910	11,706
Series 37	13,580	8,018	5,562
Series 38	34,815	3,000	31,815
Series 39	-	-	-
Series 40	53,188	7,550	45,638
Series 41	72,780	14,920	57,860
Series 42	56,839	23,443	33,396
Series 43	90,726	18,052	72,674
Series 44	115,651	24,995	90,656
Series 45	137,589	33,057	104,532
Series 46	104,598	10,807	93,791
	$995,972	$179,342	$816,630

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at September 30, 2018, which was at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 20 reflects a net loss from Operating Partnerships of $(15,264) and $(49,180), respectively, which includes depreciation and amortization of $28,416 and $72,185, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 21

As of September 30, 2017, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2018.

For the six month periods ended September 30, 2018 and 2017, Series 21 reflects a net loss from Operating Partnerships of $- and $(9,375), respectively, which includes depreciation and amortization of $- and $41,440, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 22

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 22 reflects a net loss from Operating Partnerships of $(30,638) and $(35,259), respectively, which includes depreciation and amortization of $54,539 and $69,003, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 23

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 23 reflects a net loss from Operating Partnerships of $(16,479) and $(10,702), respectively, which includes depreciation and amortization of $45,095 and $44,899, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 24

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 24 reflects a net loss from Operating Partnerships of $(57,033) and $(76,524), respectively, which includes depreciation and amortization of $121,938 and $140,696, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 25

As of September 30, 2017, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2018.

For the six month periods ended September 30, 2018 and 2017, Series 21 reflects a net loss from Operating Partnerships of $- and $-, respectively, which includes depreciation and amortization of $- and $-, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 26

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 26 reflects a net loss from Operating Partnerships of $(158,897) and $(236,765), respectively, which includes depreciation and amortization of $155,406 and $232,520, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Southwind Apartments, A L.D.H.A.

T.R. Bobb Apartments Partnership, A L.D.H.A.

Brookhaven Apartments Partnership, A LP

Beauregard Apartments Partnership, A L.D.H.A.

Warrensburg Heights L.P.

Series 27

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 27 reflects a net loss from Operating Partnerships of $(44,105) and $(65,825), respectively, which includes depreciation and amortization of $88,925 and $120,642, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Angelou Court

Series 28

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 28 reflects a net loss from Operating Partnerships of $(65,455) and $(72,546), respectively, which includes depreciation and amortization of $91,762 and $112,889, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Maplewood Apartments Partnership, A LA Partnership

Series 29

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 29 reflects a net loss from Operating Partnerships of $(114,593) and $(263,762), respectively, which includes depreciation and amortization of $114,458 and $247,758, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In June 2018, the investment general partner transferred its interest in Edgewood Apartments Partnership, A Louisiana Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,914,574 and cash proceeds to the investment partnership of $108,000. Of the total proceeds received, $5,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $102,500 were returned to cash reserves held by Series 29. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $102,500 as of June 30, 2018.

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

Westfield Apartments Partnership, A Louisiana Partnership

The Lincoln Hotel

Poplarville Housing Inc.

Series 30

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 30 reflects a net loss from Operating Partnerships of $(43,152) and $(68,786), respectively, which includes depreciation and amortization of $76,907 and $145,249, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In September 2018, the investment general partner transferred its interest in JMC Limited Liability Company to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $885,168 and cash proceeds to the investment partnership of $7,500. Of the total proceeds received, $6,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $1,000 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,000 as of September 30, 2018. In addition, equity outstanding for the Operating Partnership in the amount of $16,549 for Series 30 was recorded as gain on the transfer of the Operating Partnership as of September 30, 2018.

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

In June 2018, the investment general partner transferred its interest in Pyramid One, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $500,927 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $5,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $4,500 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $4,500 as of June 30, 2018.

Series 31

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 31 reflects a net loss from Operating Partnerships of $(230,081) and $(232,834), respectively, which includes depreciation and amortization of $209,468 and $264,177, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In July 2018, the investment general partner transferred its interest in N.M.V.A. Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $781,448 and cash proceeds to the investment partnership of $42,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $39,500 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $39,500 as of September 30, 2018. In addition, equity outstanding for the Operating Partnership in the amount of $22,452 for Series 31 was recorded as gain on the transfer of the Operating Partnership as of September 30, 2018.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Canton Housing One, L.P.

Canton Housing Two, L.P.

Canton Housing Three, L.P.

Canton Housing Four, L.P.

Series 32

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at September 30, 2018, all of which were at 100% Qualified Occupancy

For the six month periods ended September 30, 2018 and 2017, Series 32 reflects a net loss from Operating Partnerships of $(206,936) and $(244,184), respectively, which includes depreciation and amortization of $219,165 and $311,842, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Pecan Manor Apartments

Parkside Plaza, LLP

Series 33

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 33 reflects a net loss from Operating Partnerships of $(50,927) and $(107,568), respectively, which includes depreciation and amortization of $139,535 and $179,293, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 34

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 34 reflects a net loss from Operating Partnerships of $(45,780) and $(63,801), respectively, which includes depreciation and amortization of $137,095 and $137,814, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

RHP 96-I, L.P.

Belmont Affordable Housing II, LP

Series 35

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 35 reflects a net loss from Operating Partnerships of $(14,939) and $(14,918), respectively, which includes depreciation and amortization of $161,156 and $173,454, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 36

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 36 reflects a net loss from Operating Partnerships of $(41,774) and $(65,936), respectively, which includes depreciation and amortization of $70,217 and $84,557, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In December 2017, the operating general partner of Ashton Ridge L.D.H.A., Limited Partnership entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on July 31, 2018. The sales price of the property was $4,780,000, which included the outstanding mortgage balance of approximately $2,220,645. In addition, to cash proceeds from the sale, the operating/cash reserves/escrows of $212,517 were distributed after the sale. Cash proceeds from the sale returned to the investment partnerships $244,787 and $1,027,525, for Series 36 and Series 37, respectively. Of the total proceeds received by the investment partnerships, $1,624 and $6,876 for Series 36 and Series 37, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $243,163 and $1,020,649 for Series 36 and Series 37, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $243,163 and $1,020,649 for Series 36 and Series 37, respectively, as of September 30, 2018.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Wingfield Apartments Limited Partnership

Series 37

As of September 30, 2017, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2018.

For the six month periods ended September 30, 2018 and 2017, Series 37 reflects a net loss from Operating Partnerships of $- and $(71,880), respectively, which includes depreciation and amortization of $- and $139,403, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In December 2017, the operating general partner of Ashton Ridge L.D.H.A., Limited Partnership entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on July 31, 2018. The sales price of the property was $4,780,000, which included the outstanding mortgage balance of approximately $2,220,645. In addition, to cash proceeds from the sale, the operating/cash reserves/escrows of $212,517 were distributed after the sale. Cash proceeds from the sale returned to the investment partnerships $244,787 and $1,027,525, for Series 36 and Series 37, respectively. Of the total proceeds received by the investment partnerships, $1,624 and $6,876 for Series 36 and Series 37, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $243,163 and $1,020,649 for Series 36 and Series 37, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $243,163 and $1,020,649 for Series 36 and Series 37, respectively, as of September 30, 2018.

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

Series 38

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at September 30, 2018, all of which were at 100% qualified occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 38 reflects a net loss from Operating Partnerships of $(4,462) and $(52,119), respectively, which includes depreciation and amortization of $155,514 and $186,314, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 39

As of September 30, 2017, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2018.

For the six month periods ended September 30, 2018 and 2017, Series 21 reflects a net loss from Operating Partnerships of $- and $(6,699), respectively, which includes depreciation and amortization of $- and $14,546, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 40

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at September 30, 2018, all of which at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 40 reflects a net loss from Operating Partnerships of $(215,077) and $(333,738), respectively, which includes depreciation and amortization of $276,150 and $335,439, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In September 2018, the investment general partner transferred its interest in MA No. 2 LLC to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,003,723 and cash proceeds to the investment partnership of $50,000. Of the total proceeds received, $5,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $44,500 were returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $44,500 as of September 30, 2018.

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

Center Place Apartments II Limited Partnership

Oakland Partnership, A Louisiana Partnership

Series 41

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 41 reflects a net loss from Operating Partnerships of $(103,233) and $(317,875), respectively, which includes depreciation and amortization of $384,753 and $613,670, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In April 2018, the operating general partner of Madison Housing Associates Two Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 15, 2018. The sales price of the property was $2,012,220, which included the outstanding mortgage balance of approximately $1,387,319 and cash proceeds to the investment partnership of $23,000. Of the total proceeds received by the investment partnership, $9,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $14,000 were returned to cash reserves held by Series 41. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $14,000 as of June 30, 2018.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Cedar Grove Apartments Phase I

Rural Housing Partners of Mendota

Series 42

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 42 reflects a net loss from Operating Partnerships of $(237,678) and $(417,273), respectively, which includes depreciation and amortization of $362,541 and $560,944, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In August 2018, the investment general partner transferred its interest in Great Bridge Dover Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,638,266 and cash proceeds to the investment partnership of $50,000. Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $42,500 were returned to cash reserves held by Series 42. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $42,500 as of September 30, 2018.

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

Wingfield Apartments Partnership II, LP

Series 43

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 43 reflects a net loss from Operating Partnerships of $(344,467) and $(544,742), respectively, which includes depreciation and amortization of $695,187 and $863,189, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In April 2018, the investment general partner transferred its interest in Bohannon Place, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $185,872 and cash proceeds to the investment partnership of $15,000. Of the total proceeds received, $6,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $9,000 were returned to cash reserves held by Series 43. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $9,000 as of June 30, 2018.

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

Carpenter School I Elderly Apartments Limited

Parkside Plaza, LLP

Series 44

As of September 30, 2018 and 2017, the average Qualified Occupancy was 100%. The series had a total of 7 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 44 reflects a net loss from Operating Partnerships of $(19,966) and $(119,466), respectively, which includes depreciation and amortization of $676,174 and $683,908, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 45

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 25 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 45 reflects a net loss from Operating Partnerships of $(387,359) and $(396,870), respectively, which includes depreciation and amortization of $944,459 and $984,440, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Jefferson Housing, LP (Jefferson House) is a 101-unit property located in Lynchburg, VA. The property continues to operate below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations in conjunction with the Virginia Housing Development Authority. As of September 30, 2018, the property is maintaining average occupancy of 89%. Reporting delays remain a consistent issue. The operating general partner has an unlimited operating deficit guarantee. The low income housing tax credit compliance period expires on December 31, 2019.

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

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2017 and continues to operate below breakeven due to high operating expenses. Water expenses continue to rise as a result of a significant rate increase implemented in 2016. Additionally, the property has ongoing sewage pump and sewer line issues. The sewer line must be pumped at least once a quarter, totaling $12,000 annually. This expense is expected to continue until the sewer line is replaced, however the operating general partner does not plan to replace the line in 2018. The property is estimated to be generating a cash deficit of ($10,618) through September 2018. Occupancy declined slightly in 2017, averaging 95% but has improved to an average of 97% in 2018. Effective September 19, 2018, the City of Pascagoula voted to enforce a mandatory building inspection for all vacant units prior to the unit be leased. Utility and electrical services will not be provided to a new tenant without the approval from the City. The City of Pascagoula is charging a $50 fee per unit inspection. The investment general partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

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

Heritage Christian Home III, L.P.

Series 46

As of September 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2018, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2018 and 2017, Series 46 reflects a net loss from Operating Partnerships of $(87,767) and $(188,138), respectively, which includes depreciation and amortization of $567,002 and $571,780, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Panola Housing Ltd. (Panola Apartments) is a 32-unit family property in Carthage, TX. The property operated slightly above breakeven through 2017. Occupancy remains strong through the third quarter of 2018 averaging 98%. Property operations continue to be affected by high operating expenses. Operations remain slightly above breakeven in 2018. The investment general partner continues to work with the operating general partner and the management company to reduce expenses. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2018.

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2017 and continues to operate below breakeven due to high operating expenses. Water expenses continue to rise as a result of a significant rate increase implemented in 2016. Additionally, the property has ongoing sewage pump and sewer line issues. The sewer line must be pumped at least once a quarter, totaling $12,000 annually. This expense is expected to continue until the sewer line is replaced, however the operating general partner does not plan to replace the line in 2018. The property is estimated to be generating a cash deficit of ($10,618) through September 2018. Occupancy declined slightly in 2017, averaging 95% but has improved to an average of 97% in 2018. Effective September 19, 2018, the City of Pascagoula voted to enforce a mandatory building inspection for all vacant units prior to the unit be leased. Utility and electrical services will not be provided to a new tenant without the approval from the City. The City of Pascagoula is charging a $50 fee per unit inspection. The investment general partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

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

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit family property in McComb, MS. The property operated below breakeven in 2017 mainly due to high operating expenses and a reduction in rental income resulting from a decrease in occupancy. Average occupancy has improved through the third quarter of 2018, averaging 93% for the year which is up from 78% in 2017. Although occupancy has improved, operations remain below breakeven mainly due to high operating expenses and high debt service. The investment limited partner will continue to work with the operating general partner on improving occupancy and reducing expenses. The 15-year low income housing tax credit compliance period for Saint Martin Apartments, L.P. expires on December 31, 2020.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: November 13, 2018		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 13, 2018	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

November 13, 2018	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.