Form 10-Q
period 2018-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2019-02-13
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2018
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2018

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-31
Condensed Statements of Operations	32-87
Condensed Statements of Changes in Partners' Capital (Deficit)	88-97
Condensed Statements of Cash Flows	98-125
Notes to Condensed Financial Statements	126-161

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	162-208

Item 3. Quantitative and Qualitative Disclosures About Market Risk	209

Item 4. Controls and Procedures	209

PART II OTHER INFORMATION

Item 1. Legal Proceedings	210

Item 1A. Risk Factors	210

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	210

Item 3. Defaults Upon Senior Securities	210

Item 4. Mine Safety Disclosures	210

Item 5. Other Information	210

Item 6. Exhibits	210

Signatures	211

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	23,668,446	27,208,717
Other assets	40,088	40,088

	$23,708,534	$27,248,805

LIABILITIES

Accounts payable and accrued expenses	$1,642,092	$654,673
Accounts payable affiliates (Note C)	19,723,088	29,495,273
Capital contributions payable	44,094	176,746

	21,409,274	30,326,692

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,175,478 outstanding as of December 31, 2018 and March 31, 2018.	2,894,455	2,931,035
General Partner	(595,195)	(6,008,922)

	2,299,260	(3,077,887)

	$23,708,534	$27,248,805

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	241,987
Other assets	-	-

	$-	$241,987

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	1,444,723
Capital contributions payable	-	-

	-	1,444,723

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,829,200 outstanding as of December 31, 2018 and March 31, 2018.	(754,767)	(882,456)
General Partner	754,767	(320,280)

	-	(1,202,736)

	$-	$241,987

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of December 31, 2018 and March 31, 2018.	(898,231)	(898,231)
General Partner	898,231	898,231

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	221,864
Other assets	-	-

	$-	$221,864

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	2,878,109
Capital contributions payable	-	-

	-	2,878,109

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,550,645 outstanding as of December 31, 2018 and March 31, 2018.	(2,448,362)	(2,410,599)
General Partner	2,448,362	(245,646)

	-	(2,656,245)

	$-	$221,864

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	446,136
Other assets	-	-

	$-	$446,136

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	933,387
Capital contributions payable	-	-

	-	933,387

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,303,327 outstanding as of December 31, 2018 and March 31, 2018.	(224,264)	(197,532)
General Partner	224,264	(289,719)

	-	(487,251)

	$-	$446,136

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	417,630	453,512
Other assets	-	-

	$417,630	$453,512

LIABILITIES

Accounts payable and accrued expenses	$3,000	$5,000
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	3,000	5,000

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,152,753 outstanding as of December 31, 2018 and March 31, 2018.	589,736	623,279
General Partner	(175,106)	(174,767)

	414,630	448,512

	$417,630	$453,512

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of December 31, 2018 and March 31, 2018.	219,815	219,815
General Partner	(219,815)	(219,815)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	572,306	642,258
Other assets	-	-

	$572,306	$642,258

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,965,400 outstanding as of December 31, 2018 and March 31, 2018.	884,926	954,178
General Partner	(312,620)	(311,920)

	572,306	642,258

	$572,306	$642,258

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	6,492,781	6,799,933
Other assets	-	-

	$6,492,781	$6,799,933

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,443,900 outstanding as of December 31, 2018 and March 31, 2018.	6,634,301	6,938,381
General Partner	(141,520)	(138,448)

	6,492,781	6,799,933

	$6,492,781	$6,799,933

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	701,439	742,564
Other assets	-	-

	$701,439	$742,564

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,984,138 outstanding as of December 31, 2018 and March 31, 2018.	976,261	1,016,975
General Partner	(274,822)	(274,411)

	701,439	742,564

	$701,439	$742,564

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	196,692	622,414
Other assets	-	-

	$196,692	$622,414

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,069,575	3,559,561
Capital contributions payable	785	885

	3,070,360	3,560,446

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,955,225 outstanding as of December 31, 2018 and March 31, 2018.	(2,506,284)	(2,570,004)
General Partner	(367,384)	(368,028)

	(2,873,668)	(2,938,032)

	$196,692	$622,414

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	453,433
Other assets	-	-

	$-	$453,433

LIABILITIES

Accounts payable and accrued expenses	$-	$3,500
Accounts payable affiliates (Note C)	-	1,620,957
Capital contributions payable	-	65,176

	-	1,689,633

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,621,200 outstanding as of December 31, 2018 and March 31, 2018.	(883,119)	(996,782)
General Partner	883,119	(239,418)

	-	(1,236,200)

	$-	$453,433

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,958,503	1,971,680
Other assets	25,000	25,000

	$1,983,503	$1,996,680

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	25,000	66,294

	25,000	66,294

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,382,757 outstanding as of December 31, 2018 and March 31, 2018.	2,318,177	2,290,341
General Partner	(359,674)	(359,955)

	1,958,503	1,930,386

	$1,983,503	$1,996,680

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	225,947	563,697
Other assets	-	-

	$225,947	$563,697

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	198,731	924,936
Capital contributions payable	1,229	1,229

	199,960	926,165

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,736,198 outstanding as of December 31, 2018 and March 31, 2018.	432,090	47,520
General Partner	(406,103)	(409,988)

	25,987	(362,468)

	$225,947	$563,697

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	229,636	452,033
Other assets	-	-

	$229,636	$452,033

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,085,969	1,252,955
Capital contributions payable	-	-

	1,085,969	1,252,955

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,626,533 outstanding as of December 31, 2018 and March 31, 2018.	(621,990)	(567,133)
General Partner	(234,343)	(233,789)

	(856,333)	(800,922)

	$229,636	$452,033

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	223,081	394,837
Other assets	-	-

	$223,081	$394,837

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,727,465	2,840,368
Capital contributions payable	-	-

	2,727,465	2,840,368

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,509,919 outstanding as of December 31, 2018 and March 31, 2018.	(2,178,950)	(2,120,686)
General Partner	(325,434)	(324,845)

	(2,504,384)	(2,445,531)

	$223,081	$394,837

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	4,400,908	4,428,306
Other assets	-	-

	$4,400,908	$4,428,306

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,279,913 outstanding as of December 31, 2018 and March 31, 2018.	4,638,924	4,666,048
General Partner	(238,016)	(237,742)

	4,400,908	4,428,306

	$4,400,908	$4,428,306

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,856,924	2,106,050
Other assets	-	-

	$2,856,924	$2,106,050

LIABILITIES

Accounts payable and accrued expenses	$701,319	$131,000
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	701,319	131,000

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,092,704 outstanding as of December 31, 2018 and March 31, 2018.	2,312,712	2,133,963
General Partner	(157,107)	(158,913)

	2,155,605	1,975,050

	$2,856,924	$2,106,050

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	517,887
Other assets	-	-

	$-	$517,887

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	513,149
Capital contributions payable	-	-

	-	513,149

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,489,100 outstanding as of December 31, 2018 and March 31, 2018.	205,359	220,255
General Partner	(205,359)	(215,517)

	-	4,738

	$-	$517,887

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,486,571	1,492,145
Other assets	-	-

	$1,486,571	$1,492,145

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	18,234
Capital contributions payable	-	-

	-	18,234

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,538,700 outstanding as of December 31, 2018 and March 31, 2018.	1,689,989	1,677,456
General Partner	(203,418)	(203,545)

	1,486,571	1,473,911

	$1,486,571	$1,492,145

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of December 31, 2018 and March 31, 2018.	196,043	196,043
General Partner	(196,043)	(196,043)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	229,311	431,341
Other assets	-	-

	$229,311	$431,341

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,264,647	2,413,069
Capital contributions payable	102	102

	2,264,749	2,413,171

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,621,756 outstanding as of December 31, 2018 and March 31, 2018.	(1,790,140)	(1,737,068)
General Partner	(245,298)	(244,762)

	(2,035,438)	(1,981,830)

	$229,311	$431,341

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	249,679	741,152
Other assets	-	-

	$249,679	$741,152

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,479,532	2,893,606
Capital contributions payable	-	-

	2,479,532	2,893,606

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,874,926 outstanding as of December 31, 2018 and March 31, 2018.	(1,958,386)	(1,881,761)
General Partner	(271,467)	(270,693)

	(2,229,853)	(2,152,454)

	$249,679	$741,152

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,319,625	1,327,017
Other assets	11,300	11,300

	$1,330,925	$1,338,317

LIABILITIES

Accounts payable and accrued expenses	$1,500	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	254	254

	1,754	254

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,732,262 outstanding as of December 31, 2018 and March 31, 2018.	1,556,817	1,565,620
General Partner	(227,646)	(227,557)

	1,329,171	1,338,063

	$1,330,925	$1,338,317

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	769,315	854,364
Other assets	-	-

	$769,315	$854,364

LIABILITIES

Accounts payable and accrued expenses	$363,500	$-
Accounts payable affiliates (Note C)	485,101	915,591
Capital contributions payable	-	26,082

	848,601	941,673

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,629,487 outstanding as of December 31, 2018 and March 31, 2018.	243,028	235,085
General Partner	(322,314)	(322,394)

	(79,286)	(87,309)

	$769,315	$854,364

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	109,921	84,006
Other assets	-	-

	$109,921	$84,006

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,016,016	2,830,127
Capital contributions payable	-	-

	3,016,016	2,830,127

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,693,973 outstanding as of December 31, 2018 and March 31, 2018.	(2,639,586)	(2,481,212)
General Partner	(266,509)	(264,909)

	(2,906,095)	(2,746,121)

	$109,921	$84,006

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	928,655	753,702
Other assets	-	-

	$928,655	$753,702

LIABILITIES

Accounts payable and accrued expenses	$572,773	$515,173
Accounts payable affiliates (Note C)	2,547,165	2,584,511
Capital contributions payable	16,724	16,724

	3,136,662	3,116,408

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 4,008,167 outstanding as of December 31, 2018 and March 31, 2018.	(1,832,265)	(1,985,417)
General Partner	(375,742)	(377,289)

	(2,208,007)	(2,362,706)

	$928,655	$753,702

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	December 31, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	299,522	466,399
Other assets	3,788	3,788

	$303,310	$470,187

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,848,887	1,871,990
Capital contributions payable	-	-

	1,848,887	1,871,990

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,968,635 outstanding as of December 31, 2018 and March 31, 2018.	(1,267,379)	(1,125,043)
General Partner	(278,198)	(276,760)

	(1,545,577)	(1,401,803)

	$303,310	$470,187

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2018	2017

Income
Interest income	$60,657	$44,147
Other income	35,136	61,482

	95,793	105,629

Gain on Disposition of Operating Partnerships	467,156	1,055,522

Expenses
Professional fees	70,561	26,251
Fund management fee, net (Note C)	376,113	456,851
General and administrative expenses	303,064	259,174

	749,738	742,276

NET INCOME (LOSS)	$(186,789)	$418,875

Net income (loss) allocated to assignees	$(184,923)	$414,684

Net income (loss) allocated to general partner	$(1,866)	$4,191

Net income (loss) per BAC	$(.00)	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 20

	2018	2017

Income
Interest income	$361	$284
Other income	-	-

	361	284

Gain on Disposition of Operating Partnerships	42,000	42,000

Expenses
Professional fees	2,831	657
Fund management fee, net (Note C)	2,549	5,336
General and administrative expenses	36,709	6,930

	42,089	12,923

NET INCOME (LOSS)	$272	$29,361

Net income (loss) allocated to assignees	$269	$29,067

Net income (loss) allocated to general partner	$3	$294

Net income (loss) per BAC	$.00	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 21

	2018	2017

Income
Interest income	$-	$81
Other income	-	-

	-	81

Gain on Disposition of Operating Partnerships	-	67,000

Expenses
Professional fees	-	1,314
Fund management fee, net (Note C)	-	2,216
General and administrative expenses	-	32,726

	-	36,256

NET INCOME (LOSS)	$-	$30,825

Net income (loss) allocated to assignees	$-	$30,517

Net income (loss) allocated to general partner	$-	$308

Net income (loss) per BAC	$-	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 22

	2018	2017

Income
Interest income	$455	$196
Other income	-	-

	455	196

Gain on Disposition of Operating Partnerships	38,000	-

Expenses
Professional fees	2,406	657
Fund management fee, net (Note C)	6,426	7,303
General and administrative expenses	35,675	5,479

	44,507	13,439

NET INCOME (LOSS)	$(6,052)	$(13,243)

Net income (loss) allocated to assignees	$(5,991)	$(13,111)

Net income (loss) allocated to general partner	$(61)	$(132)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 23

	2018	2017

Income
Interest income	$489	$1,140
Other income	-	1,977

	489	3,117

Gain on Disposition of Operating Partnerships	43,500	30,296

Expenses
Professional fees	2,731	657
Fund management fee, net (Note C)	5,556	5,556
General and administrative expenses	37,264	6,533

	45,551	12,746

NET INCOME (LOSS)	$(1,562)	$20,667

Net income (loss) allocated to assignees	$(1,546)	$20,460

Net income (loss) allocated to general partner	$(16)	$207

Net income (loss) per BAC	$(.00)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 24

	2018	2017

Income
Interest income	$705	$211
Other income	-	344

	705	555

Gain on Disposition of Operating Partnerships	23,678	-

Expenses
Professional fees	1,513	657
Fund management fee, net (Note C)	9,927	12,098
General and administrative expenses	5,150	5,131

	16,590	17,886

NET INCOME (LOSS)	$7,793	$(17,331)

Net income (loss) allocated to assignees	$7,715	$(17,158)

Net income (loss) allocated to general partner	$78	$(173)

Net income (loss) per BAC	$.00	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 25

	2018	2017

Income
Interest income	$-	$-
Other income	-	-

	-	-

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	1,314
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	40,074

	-	41,388

NET INCOME (LOSS)	$-	$(41,388)

Net income (loss) allocated to assignees	$-	$(40,974)

Net income (loss) allocated to general partner	$-	$(414)

Net income (loss) per BAC	$-	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 26

	2018	2017

Income
Interest income	$1,168	$530
Other income	-	-

	1,168	530

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	2,166	657
Fund management fee, net (Note C)	13,938	15,609
General and administrative expenses	7,464	7,656

	23,568	23,922

NET INCOME (LOSS)	$(22,400)	$(23,392)

Net income (loss) allocated to assignees	$(22,176)	$(23,158)

Net income (loss) allocated to general partner	$(224)	$(234)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 27

	2018	2017

Income
Interest income	$17,986	$8,050
Other income	-	7,370

	17,986	15,420

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	2,081	2,577
Fund management fee, net (Note C)	(2,365)	155
General and administrative expenses	5,062	4,895

	4,778	7,627

NET INCOME (LOSS)	$13,208	$7,793

Net income (loss) allocated to assignees	$13,076	$7,715

Net income (loss) allocated to general partner	$132	$78

Net income (loss) per BAC	$.01	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 28

	2018	2017

Income
Interest income	$1,235	$577
Other income	-	-

	1,235	577

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	2,003	657
Fund management fee, net (Note C)	7,296	8,844
General and administrative expenses	6,537	6,717

	15,836	16,218

NET INCOME (LOSS)	$(14,601)	$(15,641)

Net income (loss) allocated to assignees	$(14,455)	$(15,485)

Net income (loss) allocated to general partner	$(146)	$(156)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 29

	2018	2017

Income
Interest income	$1,106	$313
Other income	-	-

	1,106	313

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	2,123	657
Fund management fee, net (Note C)	4,261	20,547
General and administrative expenses	6,940	7,413

	13,324	28,617

NET INCOME (LOSS)	$(12,218)	$(28,304)

Net income (loss) allocated to assignees	$(12,096)	$(28,021)

Net income (loss) allocated to general partner	$(122)	$(283)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 30

	2018	2017

Income
Interest income	$681	$574
Other income	-	-

	681	574

Gain on Disposition of Operating Partnerships	153,627	-

Expenses
Professional fees	2,221	657
Fund management fee, net (Note C)	5,668	10,209
General and administrative expenses	38,433	5,314

	46,322	16,180

NET INCOME (LOSS)	$107,986	$(15,606)

Net income (loss) allocated to assignees	$106,906	$(15,450)

Net income (loss) allocated to general partner	$1,080	$(156)

Net income (loss) per BAC	$.04	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 31

	2018	2017

Income
Interest income	$5,442	$2,325
Other income	-	-

	5,442	2,325

Gain on Disposition of Operating Partnerships	36,342	-

Expenses
Professional fees	6,927	657
Fund management fee, net (Note C)	16,065	19,092
General and administrative expenses	6,779	7,199

	29,771	26,948

NET INCOME (LOSS)	$12,013	$(24,623)

Net income (loss) allocated to assignees	$11,893	$(24,377)

Net income (loss) allocated to general partner	$120	$(246)

Net income (loss) per BAC	$.00	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 32

	2018	2017

Income
Interest income	$86	$2,148
Other income	-	11,000

	86	13,148

Gain on Disposition of Operating Partnerships	-	128,747

Expenses
Professional fees	7,049	657
Fund management fee, net (Note C)	18,294	17,234
General and administrative expenses	7,158	11,395

	32,501	29,286

NET INCOME (LOSS)	$(32,415)	$112,609

Net income (loss) allocated to assignees	$(32,091)	$111,483

Net income (loss) allocated to general partner	$(324)	$1,126

Net income (loss) per BAC	$(.01)	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,

(Unaudited)

Series 33

	2018	2017

Income
Interest income	$980	$332
Other income	-	5,329

	980	5,661

Gain on Disposition of Operating Partnerships	-	67,454

Expenses
Professional fees	1,484	657
Fund management fee, net (Note C)	9,318	(3,186)
General and administrative expenses	4,899	4,891

	15,701	2,362

NET INCOME (LOSS)	$(14,721)	$70,753

Net income (loss) allocated to assignees	$(14,574)	$70,045

Net income (loss) allocated to general partner	$(147)	$708

Net income (loss) per BAC	$(.01)	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 34

	2018	2017

Income
Interest income	$850	$645
Other income	-	-

	850	645

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	1,783	657
Fund management fee, net (Note C)	12,365	12,365
General and administrative expenses	5,924	5,903

	20,072	18,925

NET INCOME (LOSS)	$(19,222)	$(18,280)

Net income (loss) allocated to assignees	$(19,030)	$(18,097)

Net income (loss) allocated to general partner	$(192)	$(183)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 35

	2018	2017

Income
Interest income	$9,216	$5,396
Other income	-	-

	9,216	5,396

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	6,668	657
Fund management fee, net (Note C)	4,053	7,453
General and administrative expenses	5,571	5,576

	16,292	13,686

NET INCOME (LOSS)	$(7,076)	$(8,290)

Net income (loss) allocated to assignees	$(7,005)	$(8,207)

Net income (loss) allocated to general partner	$(71)	$(83)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 36

	2018	2017

Income
Interest income	$6,084	$2,465
Other income	-	-

	6,084	2,465

Gain on Disposition of Operating Partnerships	9,941	-

Expenses
Professional fees	11,756	657
Fund management fee, net (Note C)	1,775	7,626
General and administrative expenses	4,335	4,272

	17,866	12,555

NET INCOME (LOSS)	$(1,841)	$(10,090)

Net income (loss) allocated to assignees	$(1,823)	$(9,989)

Net income (loss) allocated to general partner	$(18)	$(101)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 37

	2018	2017

Income
Interest income	$258	$1,144
Other income	-	-

	258	1,144

Gain on Disposition of Operating Partnerships	41,726	140,415

Expenses
Professional fees	2,085	657
Fund management fee, net (Note C)	-	10,957
General and administrative expenses	38,356	4,318

	40,441	15,932

NET INCOME (LOSS)	$1,543	$125,627

Net income (loss) allocated to assignees	$1,528	$124,371

Net income (loss) allocated to general partner	$15	$1,256

Net income (loss) per BAC	$.00	$.05

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 38

	2018	2017

Income
Interest income	$817	$3,593
Other income	20,202	7,020

	21,019	10,613

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	1,459	657
Fund management fee, net (Note C)	10,581	8,034
General and administrative expenses	4,820	4,808

	16,860	13,499

NET INCOME (LOSS)	$4,159	$(2,886)

Net income (loss) allocated to assignees	$4,117	$(2,857)

Net income (loss) allocated to general partner	$42	$(29)

Net income (loss) per BAC	$.00	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 39

	2018	2017

Income
Interest income	$-	$175
Other income	-	-

	-	175

Gain on Disposition of Operating Partnerships	-	17,779

Expenses
Professional fees	-	1,314
Fund management fee, net (Note C)	-	1,712
General and administrative expenses	-	34,495

	-	37,521

NET INCOME (LOSS)	$-	$(19,567)

Net income (loss) allocated to assignees	$-	$(19,371)

Net income (loss) allocated to general partner	$-	$(196)

Net income (loss) per BAC	$-	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 40

	2018	2017

Income
Interest income	$977	$830
Other income	-	2,262

	977	3,092

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	1,390	657
Fund management fee, net (Note C)	23,390	15,119
General and administrative expenses	5,346	5,228

	30,126	21,004

NET INCOME (LOSS)	$(29,149)	$(17,912)

Net income (loss) allocated to assignees	$(28,858)	$(17,733)

Net income (loss) allocated to general partner	$(291)	$(179)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 41

	2018	2017

Income
Interest income	$1,165	$1,070
Other income	-	2,765

	1,165	3,835

Gain on Disposition of Operating Partnerships	-	63,058

Expenses
Professional fees	1,620	657
Fund management fee, net (Note C)	32,161	37,849
General and administrative expenses	6,207	7,821

	39,988	46,327

NET INCOME (LOSS)	$(38,823)	$20,566

Net income (loss) allocated to assignees	$(38,435)	$20,360

Net income (loss) allocated to general partner	$(388)	$206

Net income (loss) per BAC	$(.01)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 42

	2018	2017

Income
Interest income	$4,775	$5,466
Other income	13,734	172

	18,509	5,638

Gain on Disposition of Operating Partnerships	11,822	262,279

Expenses
Professional fees	1,499	657
Fund management fee, net (Note C)	23,431	35,049
General and administrative expenses	5,829	6,073

	30,759	41,779

NET INCOME (LOSS)	$(428)	$226,138

Net income (loss) allocated to assignees	$(424)	$223,877

Net income (loss) allocated to general partner	$(4)	$2,261

Net income (loss) per BAC	$(.00)	$.08

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 43

	2018	2017

Income
Interest income	$1,434	$4,962
Other income	-	-

	1,434	4,962

Gain on Disposition of Operating Partnerships	66,520	225,500

Expenses
Professional fees	1,758	657
Fund management fee, net (Note C)	5,532	54,247
General and administrative expenses	7,336	7,497

	14,626	62,401

NET INCOME (LOSS)	$53,328	$168,061

Net income (loss) allocated to assignees	$52,795	$166,380

Net income (loss) allocated to general partner	$533	$1,681

Net income (loss) per BAC	$.01	$.05

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 44

	2018	2017

Income
Interest income	$196	$61
Other income	813	6,895

	1,009	6,956

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	1,523	657
Fund management fee, net (Note C)	53,683	31,705
General and administrative expenses	5,540	5,377

	60,746	37,739

NET INCOME (LOSS)	$(59,737)	$(30,783)

Net income (loss) allocated to assignees	$(59,140)	$(30,475)

Net income (loss) allocated to general partner	$(597)	$(308)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 45

	2018	2017

Income
Interest income	$2,877	$854
Other income	387	-

	3,264	854

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	1,878	5,278
Fund management fee, net (Note C)	62,910	68,354
General and administrative expenses	9,007	8,963

	73,795	82,595

NET INCOME (LOSS)	$(70,531)	$(81,741)

Net income (loss) allocated to assignees	$(69,826)	$(80,924)

Net income (loss) allocated to general partner	$(705)	$(817)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 46

	2018	2017

Income
Interest income	$1,314	$725
Other income	-	16,348

	1,314	17,073

Gain on Disposition of Operating Partnerships	-	10,994

Expenses
Professional fees	1,607	657
Fund management fee, net (Note C)	49,299	45,368
General and administrative expenses	6,723	6,490

	57,629	52,515

NET INCOME (LOSS)	$(56,315)	$(24,448)

Net income (loss) allocated to assignees	$(55,752)	$(24,204)

Net income (loss) allocated to general partner	$(563)	$(244)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2018	2017

Income
Interest income	$163,651	$80,976
Other income	292,224	254,126

	455,875	335,102

Gain on Disposition of Operating Partnerships	3,086,786	11,305,952

Expenses
Professional fees	497,467	581,933
Fund management fee, net (Note C)	1,192,744	1,530,568
General and administrative expenses	547,591	508,530

	2,237,802	2,621,031

NET INCOME (LOSS)	$1,304,859	$9,020,023

Net income (loss) allocated to assignees	$1,291,810	$8,929,822

Net income (loss) allocated to general partner	$13,049	$90,201

Net income (loss) per BAC	$.02	$.11

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 20

	2018	2017

Income
Interest income	$1,340	$350
Other income	-	-

	1,340	350

Gain on Disposition of Operating Partnerships	197,337	42,000

Expenses
Professional fees	14,501	14,281
Fund management fee, net (Note C)	7,369	14,295
General and administrative expenses	47,828	16,976

	69,698	45,552

NET INCOME (LOSS)	$128,979	$(3,202)

Net income (loss) allocated to assignees	$127,689	$(3,170)

Net income (loss) allocated to general partner	$1,290	$(32)

Net income (loss) per BAC	$.03	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 21

	2018	2017

Income
Interest income	$-	$137
Other income	-	859

	-	996

Gain on Disposition of Operating Partnerships	-	67,000

Expenses
Professional fees	-	12,275
Fund management fee, net (Note C)	-	5,603
General and administrative expenses	-	40,874

	-	58,752

NET INCOME (LOSS)	$-	$9,244

Net income (loss) allocated to assignees	$-	$9,152

Net income (loss) allocated to general partner	$-	$92

Net income (loss) per BAC	$-	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 22

	2018	2017

Income
Interest income	$1,579	$361
Other income	-	-

	1,579	361

Gain on Disposition of Operating Partnerships	38,000	-

Expenses
Professional fees	13,451	12,818
Fund management fee, net (Note C)	18,778	21,409
General and administrative expenses	45,494	14,441

	77,723	48,668

NET INCOME (LOSS)	$(38,144)	$(48,307)

Net income (loss) allocated to assignees	$(37,763)	$(47,824)

Net income (loss) allocated to general partner	$(381)	$(483)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 23

	2018	2017

Income
Interest income	$2,045	$3,364
Other income	3,955	5,932

	6,000	9,296

Gain on Disposition of Operating Partnerships	43,500	989,962

Expenses
Professional fees	15,332	16,579
Fund management fee, net (Note C)	13,062	14,918
General and administrative expenses	48,108	16,306

	76,502	47,803

NET INCOME (LOSS)	$(27,002)	$951,455

Net income (loss) allocated to assignees	$(26,732)	$941,940

Net income (loss) allocated to general partner	$(270)	$9,515

Net income (loss) per BAC	$(.01)	$.28

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 24

	2018	2017

Income
Interest income	$1,826	$372
Other income	582	748

	2,408	1,120

Gain on Disposition of Operating Partnerships	23,678	-

Expenses
Professional fees	15,254	14,336
Fund management fee, net (Note C)	30,282	34,929
General and administrative expenses	14,432	13,969

	59,968	63,234

NET INCOME (LOSS)	$(33,882)	$(62,114)

Net income (loss) allocated to assignees	$(33,543)	$(61,493)

Net income (loss) allocated to general partner	$(339)	$(621)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 25

	2018	2017

Income
Interest income	$-	$143
Other income	-	10,178

	-	10,321

Gain on Disposition of Operating Partnerships	-	97,399

Expenses
Professional fees	-	13,993
Fund management fee, net (Note C)	-	9,682
General and administrative expenses	-	49,639

	-	73,314

NET INCOME (LOSS)	$-	$34,406

Net income (loss) allocated to assignees	$-	$34,062

Net income (loss) allocated to general partner	$-	$344

Net income (loss) per BAC	$-	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 26

	2018	2017

Income
Interest income	$3,115	$799
Other income	420	526

	3,535	1,325

Gain on Disposition of Operating Partnerships	10,500	80,000

Expenses
Professional fees	22,612	20,884
Fund management fee, net (Note C)	42,485	56,858
General and administrative expenses	18,890	18,331

	83,987	96,073

NET INCOME (LOSS)	$(69,952)	$(14,748)

Net income (loss) allocated to assignees	$(69,252)	$(14,601)

Net income (loss) allocated to general partner	$(700)	$(147)

Net income (loss) per BAC	$(.02)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 27

	2018	2017

Income
Interest income	$44,222	$19,993
Other income	1,366	17,473

	45,588	37,466

Gain on Disposition of Operating Partnerships	-	3,291,567

Expenses
Professional fees	16,741	79,116
Fund management fee, net (Note C)	10,525	22,678
General and administrative expenses	14,511	13,797

	41,777	115,591

NET INCOME (LOSS)	$3,811	$3,213,442

Net income (loss) allocated to assignees	$3,773	$3,181,308

Net income (loss) allocated to general partner	$38	$32,134

Net income (loss) per BAC	$.00	$1.30

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 28

	2018	2017

Income
Interest income	$3,212	$872
Other income	446	446

	3,658	1,318

Gain on Disposition of Operating Partnerships	8,500	-

Expenses
Professional fees	14,429	16,372
Fund management fee, net (Note C)	21,436	24,532
General and administrative expenses	17,418	16,815

	53,283	57,719

NET INCOME (LOSS)	$(41,125)	$(56,401)

Net income (loss) allocated to assignees	$(40,714)	$(55,837)

Net income (loss) allocated to general partner	$(411)	$(564)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 29

	2018	2017

Income
Interest income	$3,313	$493
Other income	-	-

	3,313	493

Gain on Disposition of Operating Partnerships	123,094	-

Expenses
Professional fees	17,244	17,325
Fund management fee, net (Note C)	26,615	58,253
General and administrative expenses	18,184	17,560

	62,043	93,138

NET INCOME (LOSS)	$64,364	$(92,645)

Net income (loss) allocated to assignees	$63,720	$(91,719)

Net income (loss) allocated to general partner	$644	$(926)

Net income (loss) per BAC	$.02	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 30

	2018	2017

Income
Interest income	$2,269	$700
Other income	2,049	1,243

	4,318	1,943

Gain on Disposition of Operating Partnerships	195,182	265,984

Expenses
Professional fees	18,592	15,688
Fund management fee, net (Note C)	18,242	(9,082)
General and administrative expenses	47,855	13,963

	84,689	20,569

NET INCOME (LOSS)	$114,811	$247,358

Net income (loss) allocated to assignees	$113,663	$244,884

Net income (loss) allocated to general partner	$1,148	$2,474

Net income (loss) per BAC	$.04	$.09

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 31

	2018	2017

Income
Interest income	$13,940	$4,736
Other income	476	1,116

	14,416	5,852

Gain on Disposition of Operating Partnerships	105,794	45,000

Expenses
Professional fees	24,053	26,529
Fund management fee, net (Note C)	50,192	60,990
General and administrative expenses	17,848	17,307

	92,093	104,826

NET INCOME (LOSS)	$28,117	$(53,974)

Net income (loss) allocated to assignees	$27,836	$(53,434)

Net income (loss) allocated to general partner	$281	$(540)

Net income (loss) per BAC	$.01	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 32

	2018	2017

Income
Interest income	$1,697	$2,930
Other income	-	11,000

	1,697	13,930

Gain on Disposition of Operating Partnerships	487,880	1,677,252

Expenses
Professional fees	22,552	19,436
Fund management fee, net (Note C)	60,175	63,474
General and administrative expenses	18,395	21,626

	101,122	104,536

NET INCOME (LOSS)	$388,455	$1,586,646

Net income (loss) allocated to assignees	$384,570	$1,570,780

Net income (loss) allocated to general partner	$3,885	$15,866

Net income (loss) per BAC	$.08	$.33

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,

(Unaudited)

Series 33

	2018	2017

Income
Interest income	$2,752	$511
Other income	2,536	5,329

	5,288	5,840

Gain on Disposition of Operating Partnerships	-	67,454

Expenses
Professional fees	15,160	13,651
Fund management fee, net (Note C)	31,535	23,109
General and administrative expenses	14,004	13,345

	60,699	50,105

NET INCOME (LOSS)	$(55,411)	$23,189

Net income (loss) allocated to assignees	$(54,857)	$22,957

Net income (loss) allocated to general partner	$(554)	$232

Net income (loss) per BAC	$(.02)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 34

	2018	2017

Income
Interest income	$1,984	$1,448
Other income	1,539	1,539

	3,523	2,987

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	13,519	17,291
Fund management fee, net (Note C)	32,897	32,897
General and administrative expenses	15,960	15,123

	62,376	65,311

NET INCOME (LOSS)	$(58,853)	$(62,324)

Net income (loss) allocated to assignees	$(58,264)	$(61,701)

Net income (loss) allocated to general partner	$(589)	$(623)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 35

	2018	2017

Income
Interest income	$25,453	$9,031
Other income	-	2,818

	25,453	11,849

Gain on Disposition of Operating Partnerships	-	2,653,528

Expenses
Professional fees	18,579	16,632
Fund management fee, net (Note C)	18,759	39,956
General and administrative expenses	15,513	14,895

	52,851	71,483

NET INCOME (LOSS)	$(27,398)	$2,593,894

Net income (loss) allocated to assignees	$(27,124)	$2,567,955

Net income (loss) allocated to general partner	$(274)	$25,939

Net income (loss) per BAC	$(.01)	$.78

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 36

	2018	2017

Income
Interest income	$15,772	$5,764
Other income	5,119	3,968

	20,891	9,732

Gain on Disposition of Operating Partnerships	253,104	-

Expenses
Professional fees	67,005	17,448
Fund management fee, net (Note C)	13,481	20,968
General and administrative expenses	12,954	12,507

	93,440	50,923

NET INCOME (LOSS)	$180,555	$(41,191)

Net income (loss) allocated to assignees	$178,749	$(40,779)

Net income (loss) allocated to general partner	$1,806	$(412)

Net income (loss) per BAC	$.09	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 37

	2018	2017

Income
Interest income	$1,784	$4,368
Other income	21,485	16,657

	23,269	21,025

Gain on Disposition of Operating Partnerships	1,062,375	140,415

Expenses
Professional fees	13,306	16,628
Fund management fee, net (Note C)	5,562	27,941
General and administrative expenses	50,977	12,567

	69,845	57,136

NET INCOME (LOSS)	$1,015,799	$104,304

Net income (loss) allocated to assignees	$1,005,641	$103,261

Net income (loss) allocated to general partner	$10,158	$1,043

Net income (loss) per BAC	$.40	$.04

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 38

	2018	2017

Income
Interest income	$5,374	$6,938
Other income	70,202	17,566

	75,576	24,504

Gain on Disposition of Operating Partnerships	7,000	-

Expenses
Professional fees	13,675	18,459
Fund management fee, net (Note C)	42,396	44,002
General and administrative expenses	13,845	13,369

	69,916	75,830

NET INCOME (LOSS)	$12,660	$(51,326)

Net income (loss) allocated to assignees	$12,533	$(50,813)

Net income (loss) allocated to general partner	$127	$(513)

Net income (loss) per BAC	$.00	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 39

	2018	2017

Income
Interest income	$-	$870
Other income	-	386

	-	1,256

Gain on Disposition of Operating Partnerships	-	17,779

Expenses
Professional fees	-	19,295
Fund management fee, net (Note C)	-	5,130
General and administrative expenses	-	42,679

	-	67,104

NET INCOME (LOSS)	$-	$(48,069)

Net income (loss) allocated to assignees	$-	$(47,588)

Net income (loss) allocated to general partner	$-	$(481)

Net income (loss) per BAC	$-	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 40

	2018	2017

Income
Interest income	$2,395	$923
Other income	1,250	5,172

	3,645	6,095

Gain on Disposition of Operating Partnerships	44,500	588,952

Expenses
Professional fees	18,131	22,111
Fund management fee, net (Note C)	69,028	73,594
General and administrative expenses	14,594	13,758

	101,753	109,463

NET INCOME (LOSS)	$(53,608)	$485,584

Net income (loss) allocated to assignees	$(53,072)	$480,728

Net income (loss) allocated to general partner	$(536)	$4,856

Net income (loss) per BAC	$(.02)	$.18

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 41

	2018	2017

Income
Interest income	$3,242	$1,480
Other income	37,141	13,908

	40,383	15,388

Gain on Disposition of Operating Partnerships	14,000	782,887

Expenses
Professional fees	25,691	23,062
Fund management fee, net (Note C)	90,022	141,487
General and administrative expenses	16,069	17,027

	131,782	181,576

NET INCOME (LOSS)	$(77,399)	$616,699

Net income (loss) allocated to assignees	$(76,625)	$610,532

Net income (loss) allocated to general partner	$(774)	$6,167

Net income (loss) per BAC	$(.03)	$.21

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 42

	2018	2017

Income
Interest income	$11,761	$6,138
Other income	20,325	15,960

	32,086	22,098

Gain on Disposition of Operating Partnerships	54,322	262,279

Expenses
Professional fees	23,325	20,336
Fund management fee, net (Note C)	56,827	113,842
General and administrative expenses	15,148	14,961

	95,300	149,139

NET INCOME (LOSS)	$(8,892)	$135,238

Net income (loss) allocated to assignees	$(8,803)	$133,886

Net income (loss) allocated to general partner	$(89)	$1,352

Net income (loss) per BAC	$(.00)	$.05

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 43

	2018	2017

Income
Interest income	$4,730	$5,156
Other income	48,808	40,981

	53,538	46,137

Gain on Disposition of Operating Partnerships	75,520	225,500

Expenses
Professional fees	25,094	23,379
Fund management fee, net (Note C)	78,206	150,203
General and administrative expenses	17,735	17,057

	121,035	190,639

NET INCOME (LOSS)	$8,023	$80,998

Net income (loss) allocated to assignees	$7,943	$80,188

Net income (loss) allocated to general partner	$80	$810

Net income (loss) per BAC	$.00	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 44

	2018	2017

Income
Interest income	$439	$74
Other income	14,613	18,760

	15,052	18,834

Gain on Disposition of Operating Partnerships	-	-

Expenses
Professional fees	15,809	24,884
Fund management fee, net (Note C)	144,338	146,356
General and administrative expenses	14,879	14,015

	175,026	185,255

NET INCOME (LOSS)	$(159,974)	$(166,421)

Net income (loss) allocated to assignees	$(158,374)	$(164,757)

Net income (loss) allocated to general partner	$(1,600)	$(1,664)

Net income (loss) per BAC	$(.06)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 45

	2018	2017

Income
Interest income	$6,470	$1,752
Other income	26,708	27,833

	33,178	29,585

Gain on Disposition of Operating Partnerships	342,500	-

Expenses
Professional fees	33,169	48,168
Fund management fee, net (Note C)	167,442	193,206
General and administrative expenses	20,368	19,978

	220,979	261,352

NET INCOME (LOSS)	$154,699	$(231,767)

Net income (loss) allocated to assignees	$153,152	$(229,449)

Net income (loss) allocated to general partner	$1,547	$(2,318)

Net income (loss) per BAC	$.04	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 46

	2018	2017

Income
Interest income	$2,937	$1,273
Other income	33,204	33,728

	36,141	35,001

Gain on Disposition of Operating Partnerships	-	10,994

Expenses
Professional fees	20,243	20,957
Fund management fee, net (Note C)	143,090	139,338
General and administrative expenses	16,582	15,645

	179,915	175,940

NET INCOME (LOSS)	$(143,774)	$(129,945)

Net income (loss) allocated to assignees	$(142,336)	$(128,646)

Net income (loss) allocated to general partner	$(1,438)	$(1,299)

Net income (loss) per BAC	$(.05)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2018
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2018	$2,931,035	$(6,008,922)	$(3,077,887)

Contributions	-	5,403,788	5,403,788

Distributions	(1,328,390)	(3,110)	(1,331,500)

Net income (loss)	1,291,810	13,049	1,304,859

Partners' capital (deficit), December 31, 2018	$2,894,455	$(595,195)	$2,299,260

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2018	$(882,456)	$(320,280)	$(1,202,736)

Contributions	-	1,073,757	1,073,757

Distributions	-	-	-

Net income (loss)	127,689	1,290	128,979

Partners' capital (deficit), December 31, 2018	$(754,767)	$754,767	$-

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2018	$(898,231)	$898,231	$-

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2018	$(898,231)	$898,231	$-

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2018	$(2,410,599)	$(245,646)	$(2,656,245)

Contributions	-	2,694,389	2,694,389

Distributions	-	-	-

Net income (loss)	(37,763)	(381)	(38,144)

Partners' capital (deficit), December 31, 2018	$(2,448,362)	$2,448,362	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2018	$(197,532)	$(289,719)	$(487,251)

Contributions	-	514,253	514,253

Distributions	-	-	-

Net income (loss)	(26,732)	(270)	(27,002)

Partners' capital (deficit), December 31, 2018	$(224,264)	$224,264	$-

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2018	$623,279	$(174,767)	$448,512

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(33,543)	(339)	(33,882)

Partners' capital (deficit), December 31, 2018	$589,736	$(175,106)	$414,630

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2018	$219,815	$(219,815)	$-

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2018	$219,815	$(219,815)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2018	$954,178	$(311,920)	$642,258

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(69,252)	(700)	(69,952)

Partners' capital (deficit), December 31, 2018	$884,926	$(312,620)	$572,306

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2018	$6,938,381	$(138,448)	$6,799,933

Contributions	-	-	-

Distributions	(307,853)	(3,110)	(310,963)

Net income (loss)	3,773	38	3,811

Partners' capital (deficit), December 31, 2018	$6,634,301	$(141,520)	$6,492,781

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2018	$1,016,975	$(274,411)	$742,564

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(40,714)	(411)	(41,125)

Partners' capital (deficit), December 31, 2018	$976,261	$(274,822)	$701,439

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2018	$(2,570,004)	$(368,028)	$(2,938,032)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	63,720	644	64,364

Partners' capital (deficit), December 31, 2018	$(2,506,284)	$(367,384)	$(2,873,668)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2018	$(996,782)	$(239,418)	$(1,236,200)

Contributions	-	1,121,389	1,121,389

Distributions	-	-	-

Net income (loss)	113,663	1,148	114,811

Partners' capital (deficit), December 31, 2018	$(883,119)	$883,119	$-

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2018	$2,290,341	$(359,955)	$1,930,386

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	27,836	281	28,117

Partners' capital (deficit), December 31, 2018	$2,318,177	$(359,674)	$1,958,503

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2018	$47,520	$(409,988)	$(362,468)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	384,570	3,885	388,455

Partners' capital (deficit), December 31, 2018	$432,090	$(406,103)	$25,987

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2018	$(567,133)	$(233,789)	$(800,922)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(54,857)	(554)	(55,411)

Partners' capital (deficit), December 31, 2018	$(621,990)	$(234,343)	$(856,333)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2018	$(2,120,686)	$(324,845)	$(2,445,531)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(58,264)	(589)	(58,853)

Partners' capital (deficit), December 31, 2018	$(2,178,950)	$(325,434)	$(2,504,384)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2018	$4,666,048	$(237,742)	$4,428,306

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(27,124)	(274)	(27,398)

Partners' capital (deficit), December 31, 2018	$4,638,924	$(238,016)	$4,400,908

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2018	$2,133,963	$(158,913)	$1,975,050

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	178,749	1,806	180,555

Partners' capital (deficit), December 31, 2018	$2,312,712	$(157,107)	$2,155,605

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2018	$220,255	$(215,517)	$4,738

Contributions	-	-	-

Distributions	(1,020,537)	-	(1,020,537)

Net income (loss)	1,005,641	10,158	1,015,799

Partners' capital (deficit), December 31, 2018	$205,359	$(205,359)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2018	$1,677,456	$(203,545)	$1,473,911

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	12,533	127	12,660

Partners' capital (deficit), December 31, 2018	$1,689,989	$(203,418)	$1,486,571

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2018	$196,043	$(196,043)	$-

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2018	$196,043	$(196,043)	$-

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2018	$(1,737,068)	$(244,762)	$(1,981,830)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(53,072)	(536)	(53,608)

Partners' capital (deficit), December 31, 2018	$(1,790,140)	$(245,298)	$(2,035,438)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2018	$(1,881,761)	$(270,693)	$(2,152,454)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(76,625)	(774)	(77,399)

Partners' capital (deficit), December 31, 2018	$(1,958,386)	$(271,467)	$(2,229,853)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2018	$1,565,620	$(227,557)	$1,338,063

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(8,803)	(89)	(8,892)

Partners' capital (deficit), December 31, 2018	$1,556,817	$(227,646)	$1,329,171

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2018	$235,085	$(322,394)	$(87,309)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	7,943	80	8,023

Partners' capital (deficit), December 31, 2018	$243,028	$(322,314)	$(79,286)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2018	$(2,481,212)	$(264,909)	$(2,746,121)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(158,374)	(1,600)	(159,974)

Partners' capital (deficit), December 31, 2018	$(2,639,586)	$(266,509)	$(2,906,095)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2018	$(1,985,417)	$(377,289)	$(2,362,706)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	153,152	1,547	154,699

Partners' capital (deficit), December 31, 2018	$(1,832,265)	$(375,742)	$(2,208,007)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2018	$(1,125,043)	$(276,760)	$(1,401,803)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(142,336)	(1,438)	(143,774)

Partners' capital (deficit), December 31, 2018	$(1,267,379)	$(278,198)	$(1,545,577)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2018	2017

Cash flows from operating activities:

Net income (loss)	$1,304,859	$9,020,023
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	(3,086,786)	(11,305,952)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	987,419	(46,259)
Decrease (Increase) in other assets	-	1,285
(Decrease) Increase in accounts payable affiliates	(4,368,397)	(6,979,847)

Net cash (used in) provided by operating activities	(5,162,905)	(9,310,750)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(19,011)
Proceeds from the disposition of Operating Partnerships	2,954,134	11,061,047

Net cash (used in) provided by investing activities	2,954,134	11,042,036

Cash flows from financing activities:

Distributions	(1,331,500)	(420,163)

Net cash used in financing activities	(1,331,500)	(420,163)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,540,271)	1,311,123

Cash and cash equivalents, beginning	27,208,717	27,209,997

Cash and cash equivalents, ending	$23,668,446	$28,521,120

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$5,403,788	$1,070,891

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$127,351

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2018	2017

Cash flows from operating activities:

Net income (loss)	$128,979	$(3,202)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	(197,337)	(42,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	2,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(370,966)	16,607

Net cash (used in) provided by operating activities	(439,324)	(26,595)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	197,337	42,000

Net cash (used in) provided by investing activities	197,337	42,000

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(241,987)	15,405

Cash and cash equivalents, beginning	241,987	271,060

Cash and cash equivalents, ending	$-	$286,465

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$1,073,757	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2018	2017

Cash flows from operating activities:

Net income (loss)	$-	$9,244
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	-	(67,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	(250,346)

Net cash (used in) provided by operating activities	-	(308,102)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	67,000

Net cash (used in) provided by investing activities	-	67,000

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(241,102)

Cash and cash equivalents, beginning	-	241,102

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$1,070,891

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(38,144)	$(48,307)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	(38,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(183,720)	21,909

Net cash (used in) provided by operating activities	(259,864)	(26,398)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	38,000	-

Net cash (used in) provided by investing activities	38,000	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(221,864)	(26,398)

Cash and cash equivalents, beginning	221,864	252,064

Cash and cash equivalents, ending	$-	$225,666

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$2,694,389	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(27,002)	$951,455
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	(43,500)	(989,962)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(419,134)	(471,882)

Net cash (used in) provided by operating activities	(489,636)	(510,389)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	43,500	989,962

Net cash (used in) provided by investing activities	43,500	989,962

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(446,136)	479,573

Cash and cash equivalents, beginning	446,136	659,167

Cash and cash equivalents, ending	$-	$1,138,740

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$514,253	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(33,882)	$(62,114)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	(23,678)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2,000)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(59,560)	(62,114)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	23,678	-

Net cash (used in) provided by investing activities	23,678	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,882)	(62,114)

Cash and cash equivalents, beginning	453,512	427,181

Cash and cash equivalents, ending	$417,630	$365,067

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2018	2017

Cash flows from operating activities:

Net income (loss)	$-	$34,406
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	-	(97,399)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	1,250
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	(61,743)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	97,399

Net cash (used in) provided by investing activities	-	97,399

Cash flows from financing activities:

Distributions	-	(380,117)

Net cash used in financing activities	-	(380,117)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(344,461)

Cash and cash equivalents, beginning	-	344,461

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(69,952)	$(14,748)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	(10,500)	(80,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(80,452)	(94,748)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	10,500	80,000

Net cash (used in) provided by investing activities	10,500	80,000

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(69,952)	(14,748)

Cash and cash equivalents, beginning	642,258	677,679

Cash and cash equivalents, ending	$572,306	$662,931

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2018	2017

Cash flows from operating activities:

Net income (loss)	$3,811	$3,213,442
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	-	(3,291,567)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(31,673)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	3,811	(109,798)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	3,291,567

Net cash (used in) provided by investing activities	-	3,291,567

Cash flows from financing activities:

Distributions	(310,963)	-

Net cash used in financing activities	(310,963)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(307,152)	3,181,769

Cash and cash equivalents, beginning	6,799,933	3,606,473

Cash and cash equivalents, ending	$6,492,781	$6,788,242

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(41,125)	$(56,401)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	(8,500)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(49,625)	(56,401)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	8,500	-

Net cash (used in) provided by investing activities	8,500	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,125)	(56,401)

Cash and cash equivalents, beginning	742,564	812,483

Cash and cash equivalents, ending	$701,439	$756,082

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2018	2017

Cash flows from operating activities:

Net income (loss)	$64,364	$(92,645)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	(123,094)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(489,986)	61,640

Net cash (used in) provided by operating activities	(548,716)	(31,005)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	122,994	-

Net cash (used in) provided by investing activities	122,994	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(425,722)	(31,005)

Cash and cash equivalents, beginning	622,414	345,648

Cash and cash equivalents, ending	$196,692	$314,643

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2018	2017

Cash flows from operating activities:

Net income (loss)	$114,811	$247,358
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	(195,182)	(265,984)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(3,500)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(499,568)	41,872

Net cash (used in) provided by operating activities	(583,439)	23,246

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	130,006	226,021

Net cash (used in) provided by investing activities	130,006	226,021

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(453,433)	249,267

Cash and cash equivalents, beginning	453,433	270,126

Cash and cash equivalents, ending	$-	$519,393

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$1,121,389	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2018	2017

Cash flows from operating activities:

Net income (loss)	$28,117	$(53,974)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	(105,794)	(45,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(77,677)	(98,974)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	64,500	45,000

Net cash provided by investing activities	64,500	45,000

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,177)	(53,974)

Cash and cash equivalents, beginning	1,971,680	2,047,648

Cash and cash equivalents, ending	$1,958,503	$1,993,674

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2018	2017

Cash flows from operating activities:

Net income (loss)	$388,455	$1,586,646
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	(487,880)	(1,677,252)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(2,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(726,205)	(1,108,083)

Net cash (used in) provided by operating activities	(825,630)	(1,200,689)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	487,880	1,677,252

Net cash provided by investing activities	487,880	1,677,252

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(337,750)	476,563

Cash and cash equivalents, beginning	563,697	837,185

Cash and cash equivalents, ending	$225,947	$1,313,748

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(55,411)	$23,189
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	-	(67,454)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(166,986)	48,449

Net cash (used in) provided by operating activities	(222,397)	4,184

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	950

Net cash (used in) provided by investing activities	-	950

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(222,397)	5,134

Cash and cash equivalents, beginning	452,033	337,765

Cash and cash equivalents, ending	$229,636	$342,899

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(58,853)	$(62,324)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(112,903)	(393,594)

Net cash (used in) provided by operating activities	(171,756)	(455,918)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(171,756)	(455,918)

Cash and cash equivalents, beginning	394,837	849,078

Cash and cash equivalents, ending	$223,081	$393,160

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(27,398)	$2,593,894
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	-	(2,653,528)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	(551,982)

Net cash (used in) provided by operating activities	(27,398)	(611,616)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	2,653,528

Net cash (used in) provided by investing activities	-	2,653,528

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,398)	2,041,912

Cash and cash equivalents, beginning	4,428,306	2,392,767

Cash and cash equivalents, ending	$4,400,908	$4,434,679

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2018	2017

Cash flows from operating activities:

Net income (loss)	$180,555	$(41,191)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	(253,104)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	570,319	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	(767,505)

Net cash (used in) provided by operating activities	497,770	(808,696)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	253,104	-

Net cash (used in) provided by investing activities	253,104	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	750,874	(808,696)

Cash and cash equivalents, beginning	2,106,050	2,934,317

Cash and cash equivalents, ending	$2,856,924	$2,125,621

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2018	2017

Cash flows from operating activities:

Net income (loss)	$1,015,799	$104,304
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	(1,062,375)	(140,415)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(513,149)	(1,538,773)

Net cash (used in) provided by operating activities	(559,725)	(1,574,884)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	1,062,375	1,977

Net cash (used in) provided by investing activities	1,062,375	1,977

Cash flows from financing activities:

Distributions	(1,020,537)	-

Net cash used in financing activities	(1,020,537)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(517,887)	(1,572,907)

Cash and cash equivalents, beginning	517,887	2,096,039

Cash and cash equivalents, ending	$-	$523,132

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2018	2017

Cash flows from operating activities:

Net income (loss)	$12,660	$(51,326)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	(7,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(6,543)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(18,234)	(1,515,985)

Net cash (used in) provided by operating activities	(12,574)	(1,573,854)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	7,000	-

Net cash (used in) provided by investing activities	7,000	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,574)	(1,573,854)

Cash and cash equivalents, beginning	1,492,145	3,042,864

Cash and cash equivalents, ending	$1,486,571	$1,469,010

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2018	2017

Cash flows from operating activities:

Net income (loss)	$-	$(48,069)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	-	(17,779)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(6,543)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	(1,154,240)

Net cash (used in) provided by operating activities	-	(1,226,631)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	17,779

Net cash (used in) provided by investing activities	-	17,779

Cash flows from financing activities:

Distributions	-	(40,046)

Net cash used in financing activities	-	(40,046)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(1,248,898)

Cash and cash equivalents, beginning	-	1,248,898

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(53,608)	$485,584
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	(44,500)	(588,952)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(148,422)	(8,631)

Net cash (used in) provided by operating activities	(246,530)	(111,999)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	44,500	588,952

	-	-
Net cash (used in) provided by investing activities	44,500	588,952

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(202,030)	476,953

Cash and cash equivalents, beginning	431,341	248,318

Cash and cash equivalents, ending	$229,311	$725,271

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(77,399)	$616,699
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	(14,000)	(782,887)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(2,500)
Decrease (Increase) in other assets	-	1,218
(Decrease) Increase in accounts payable affiliates	(414,074)	84,650

Net cash (used in) provided by operating activities	(505,473)	(82,820)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	14,000	782,887

Net cash (used in) provided by investing activities	14,000	782,887

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(491,473)	700,067

Cash and cash equivalents, beginning	741,152	322,902

Cash and cash equivalents, ending	$249,679	$1,022,969

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(8,892)	$135,238
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	(54,322)	(262,279)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	1,500	1,000
Decrease (Increase) in other assets	-	(1,183)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(61,714)	(127,224)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(9,503)
Proceeds from the disposition of Operating Partnerships	54,322	262,279

Net cash (used in) provided by investing activities	54,322	252,776

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,392)	125,552

Cash and cash equivalents, beginning	1,327,017	1,072,528

Cash and cash equivalents, ending	$1,319,625	$1,198,080

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$63,676

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2018	2017

Cash flows from operating activities:

Net income (loss)	$8,023	$80,998
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	(75,520)	(225,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	363,500	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(430,490)	170,998

Net cash (used in) provided by operating activities	(134,487)	26,496

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(9,508)
Proceeds from the disposition of Operating Partnerships	49,438	225,500

Net cash (used in) provided by investing activities	49,438	215,992

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(85,049)	242,488

Cash and cash equivalents, beginning	854,364	351,638

Cash and cash equivalents, ending	$769,315	$594,126

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$63,675

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(159,974)	$(166,421)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	185,889	184,956

Net cash (used in) provided by operating activities	25,915	18,535

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,915	18,535

Cash and cash equivalents, beginning	84,006	66,324

Cash and cash equivalents, ending	$109,921	$84,859

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2018	2017

Cash flows from operating activities:

Net income (loss)	$154,699	$(231,767)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	(342,500)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	57,600	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(37,346)	156,418

Net cash (used in) provided by operating activities	(167,547)	(75,349)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	342,500	-

Net cash (used in) provided by investing activities	342,500	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	174,953	(75,349)

Cash and cash equivalents, beginning	753,702	803,153

Cash and cash equivalents, ending	$928,655	$727,804

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(143,774)	$(129,945)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on Disposition Operating Partnerships	-	(10,994)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(23,103)	(6,325)

Net cash (used in) provided by operating activities	(166,877)	(147,264)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	10,994

Net cash (used in) provided by investing activities	-	10,994

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(166,877)	(136,270)

Cash and cash equivalents, beginning	466,399	651,129

Cash and cash equivalents, ending	$299,522	$514,859

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2018
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
December 31, 2018
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2018 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2018
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2018 and 2017, are as follows:

	2018	2017
Series 20	$ 2,549	$ 5,536
Series 21	-	2,216
Series 22	6,426	7,303
Series 23	5,556	5,556
Series 24	10,761	12,588
Series 25	-	-
Series 26	13,938	15,609
Series 27	7,635	8,915
Series 28	7,296	8,844
Series 29	7,261	20,547
Series 30	5,668	12,609
Series 31	16,065	19,092
Series 32	19,794	23,234
Series 33	13,318	15,654
Series 34	12,365	12,365
Series 35	10,653	10,653
Series 36	5,172	7,626
Series 37	-	10,957
Series 38	16,581	18,234
Series 39	-	1,712
Series 40	23,390	26,594
Series 41	34,076	49,564
Series 42	23,847	40,788
Series 43	45,090	55,612
Series 44	57,826	57,825
Series 45	67,565	70,359
Series 46	52,299	52,299
	$465,131	$572,291

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2018
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the nine months ended December 31, 2018 and 2017 are as follows:
	2018	2017
Series 20	$ 378,835	$ -
Series 21	-	258,000
Series 22	202,998	-
Series 23	435,802	488,550
Series 24	32,283	37,764
Series 25	-	11,374
Series 26	43,485	60,699
Series 27	22,905	33,438
Series 28	23,436	26,532
Series 29	519,601	-
Series 30	523,527	-
Series 31	51,692	62,490
Series 32	787,880	1,184,057
Series 33	206,940	-
Series 34	150,000	430,691
Series 35	31,959	597,597
Series 36	18,788	790,383
Series 37	526,729	1,574,732
Series 38	69,630	1,570,687
Series 39	-	938,915
Series 40	225,000	93,700
Series 41	520,930	70,500
Series 42	80,686	126,528
Series 43	566,306	-
Series 45	242,500	-
Series 46	180,000	163,222
	$5,841,912	$8,519,859

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2018
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2018 and 2017, the Fund has limited partnership interests in 132 and 179 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2018 and 2017 are as follows:
	2018	2017
Series 20	-	2
Series 21	-	-
Series 22	-	3
Series 23	-	3
Series 24	4	6
Series 25	-	-
Series 26	8	9
Series 27	3	3
Series 28	4	5
Series 29	5	8
Series 30	-	6
Series 31	1	8
Series 32	5	6
Series 33	3	4
Series 34	4	4
Series 35	2	2
Series 36	2	3
Series 37	-	1
Series 38	3	4
Series 39	-	-
Series 40	8	9
Series 41	11	14
Series 42	9	13
Series 43	14	18
Series 44	7	7
Series 45	25	27
Series 46	14	14
	132	179

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2018 and 2017, are as follows:
	2018	2017
Series 29	$ 785	$ 8,235
Series 30	-	65,176
Series 31	25,000	66,294
Series 32	1,229	1,229
Series 33	-	2,650
Series 40	102	102
Series 41	-	100
Series 42	254	254
Series 43	-	26,082
Series 45	16,724	16,724
	$44,094	$186,846

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the nine months ended December 31, 2018 the Fund disposed of thirty-seven Operating Partnerships. A summary of the dispositions by Series for December 31, 2018 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain on Disposition

Series 20	2	-	$197,337	$197,337
Series 22	3	-	38,000	38,000
Series 23	3	-	43,500	43,500
Series 24	1	-	23,678	23,678
Series 26	1	-	10,500	10,500
Series 28	1	-	8,500	8,500
Series 29	2	-	122,994	123,094
Series 30	5	-	130,006	195,182
Series 31	7	-	64,500	105,794
Series 32	-	1	487,880	487,880
Series 36	-	1	253,104	253,104
Series 37	-	1	1,062,375	1,062,375
Series 38	1	-	7,000	7,000
Series 40	1	-	44,500	44,500
Series 41	-	1	14,000	14,000
Series 42	2	-	54,322	54,322
Series 43	3	-	49,438	75,520
Series 45	1	-	342,500	342,500
Total	33	4	$2,954,134	$3,086,786

* Fund proceeds from disposition does not include $100, $65,176, $41,294 and $26,082, which was due to a writeoff of capital contribution payable as of December 31, 2018, for Series 29, Series 30, Series 31 and Series 43, respectively.

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
December 31, 2018
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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2018.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	2018	2017

Revenues
Rental	$ 30,464,104	$ 39,192,976
Interest and other	867,967	1,235,063
	31,332,071	40,428,039

Expenses
Interest	5,133,584	6,754,119
Depreciation and amortization	7,690,864	10,698,194
Operating expenses	21,606,132	28,924,546
	34,430,580	46,376,859

NET LOSS	$ (3,098,509)	$ (5,948,820)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (3,067,524)	$ (5,889,331)

Net loss allocated to other Partners	$ (30,985)	$ (59,489)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 20

	2018	2017
Revenues
Rental	$ -	$ 352,045
Interest and other	-	24,048
	-	376,093

Expenses
Interest	-	32,617
Depreciation and amortization	-	91,765
Operating expenses	-	315,661
	-	440,043

NET LOSS	$ -	$ (63,950)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (63,310)

Net loss allocated to other Partners	$ -	$ (640)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 21

	2018	2017
Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ -

Net loss allocated to other Partners	$ -	$ -

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 22
	2018	2017
Revenues
Rental	$ -	$ 382,584
Interest and other	-	13,663
	-	396,247

Expenses
Interest	-	34,025
Depreciation and amortization	-	103,504
Operating expenses	-	311,606
	-	449,135

NET LOSS	$ -	$ (52,888)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (52,359)

Net loss allocated to other Partners	$ -	$ (529)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 23
	2018	2017
Revenues
Rental	$ -	$ 316,873
Interest and other	-	15,894
	-	332,767

Expenses
Interest	-	18,061
Depreciation and amortization	-	67,348
Operating expenses	-	263,411
	-	348,820

NET LOSS	$ -	$ (16,053)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (15,892)

Net loss allocated to other Partners	$ -	$ (161)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 24
	2018	2017
Revenues
Rental	$ 633,339	$ 768,883
Interest and other	20,560	15,362
	653,899	784,245

Expenses
Interest	51,588	67,689
Depreciation and amortization	178,656	211,044
Operating expenses	509,233	620,298
	739,477	899,031

NET LOSS	$ (85,578)	$ (114,786)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (84,722)	$ (113,638)

Net loss allocated to other Partners	$ (856)	$ (1,148)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 25
	2018	2017
Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ -

Net loss allocated to other Partners	$ -	$ -

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 26
	2018	2017
Revenues
Rental	$ 956,030	$ 1,258,324
Interest and other	11,483	22,706
	967,513	1,281,030

Expenses
Interest	167,510	208,522
Depreciation and amortization	233,109	321,930
Operating expenses	805,239	1,099,558
	1,205,858	1,630,010

NET LOSS	$ (238,345)	$ (348,980)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (235,962)	$ (345,490)

Net loss allocated to other Partners	$ (2,383)	$ (3,490)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 27
	2018	2017
Revenues
Rental	$ 495,454	$ 563,566
Interest and other	9,742	7,923
	505,196	571,489

Expenses
Interest	24,930	32,644
Depreciation and amortization	133,387	165,370
Operating expenses	413,037	457,051
	571,354	655,065

NET LOSS	$ (66,158)	$ (83,576)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (65,496)	$ (82,740)

Net loss allocated to other Partners	$ (662)	$ (836)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 28
	2018	2017
Revenues
Rental	$ 616,769	$ 751,710
Interest and other	33,854	18,953
	650,623	770,663

Expenses
Interest	99,851	122,273
Depreciation and amortization	137,643	169,333
Operating expenses	511,313	587,874
	748,807	879,480

NET LOSS	$ (98,184)	$ (108,817)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (97,202)	$ (107,729)

Net loss allocated to other Partners	$ (982)	$ (1,088)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 29

	2018	2017
Revenues
Rental	$ 784,882	$ 1,311,305
Interest and other	30,243	126,151
	815,125	1,437,456

Expenses
Interest	148,877	295,053
Depreciation and amortization	162,256	371,636
Operating expenses	665,615	1,166,408
	976,748	1,833,097

NET LOSS	$ (161,623)	$ (395,641)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (160,007)	$ (391,685)

Net loss allocated to other Partners	$ (1,616)	$ (3,956)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 30
	2018	2017
Revenues
Rental	$ -	$ 772,562
Interest and other	-	18,959
	-	791,521

Expenses
Interest	-	70,220
Depreciation and amortization	-	217,874
Operating expenses	-	606,608
	-	894,702

NET LOSS	$ -	$ (103,181)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (102,149)

Net loss allocated to other Partners	$ -	$ (1,032)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 31
	2018	2017
Revenues
Rental	$ 376,723	$ 1,132,079
Interest and other	10,701	33,083
	387,424	1,165,162

Expenses
Interest	20,306	107,647
Depreciation and amortization	104,349	385,046
Operating expenses	310,598	1,013,004
	435,253	1,505,697

NET LOSS	$ (47,829)	$ (340,535)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (47,351)	$ (337,130)

Net loss allocated to other Partners	$ (478)	$ (3,405)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 32
	2018	2017
Revenues
Rental	$ 1,155,742	$ 1,475,541
Interest and other	17,208	35,824
	1,172,950	1,511,365

Expenses
Interest	192,666	240,025
Depreciation and amortization	328,747	455,816
Operating expenses	961,941	1,192,506
	1,483,354	1,888,347

NET LOSS	$ (310,404)	$ (376,982)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (307,300)	$ (373,212)

Net loss allocated to other Partners	$ (3,104)	$ (3,770)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 33
	2018	2017
Revenues
Rental	$ 949,402	$ 1,040,194
Interest and other	34,529	36,781
	983,931	1,076,975

Expenses
Interest	152,512	179,339
Depreciation and amortization	209,302	260,563
Operating expenses	698,505	784,939
	1,060,319	1,224,841

NET LOSS	$ (76,388)	$ (147,866)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (75,624)	$ (146,387)

Net loss allocated to other Partners	$ (764)	$ (1,479)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 34
	2018	2017
Revenues
Rental	$ 742,517	$ 728,809
Interest and other	37,801	26,259
	780,318	755,068

Expenses
Interest	86,873	78,197
Depreciation and amortization	205,643	206,720
Operating expenses	556,471	565,852
	848,987	850,769

NET LOSS	$ (68,669)	$ (95,701)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (67,982)	$ (94,744)

Net loss allocated to other Partners	$ (687)	$ (957)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 35
	2018	2017
Revenues
Rental	$ 757,401	$ 829,380
Interest and other	42,456	22,600
	799,857	851,980

Expenses
Interest	124,866	138,051
Depreciation and amortization	241,734	254,427
Operating expenses	455,666	482,739
	822,266	875,217

NET LOSS	$ (22,409)	$ (23,237)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (22,185)	$ (23,005)

Net loss allocated to other Partners	$ (224)	$ (232)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 36
	2018	2017
Revenues
Rental	$ 358,462	$ 483,137
Interest and other	876	13,767
	359,338	496,904

Expenses
Interest	67,983	96,625
Depreciation and amortization	83,885	126,835
Operating expenses	263,534	372,348
	415,402	595,808

NET LOSS	$ (56,064)	$ (98,904)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (55,503)	$ (97,915)

Net loss allocated to other Partners	$ (561)	$ (989)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 37

	2018	2017
Revenues
Rental	$ -	$ 588,136
Interest and other	-	58,474
	-	646,610

Expenses
Interest	-	96,219
Depreciation and amortization	-	197,321
Operating expenses	-	441,915
	-	735,455

NET LOSS	$ -	$ (88,845)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (87,957)

Net loss allocated to other Partners	$ -	$ (888)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 38
	2018	2017
Revenues
Rental	$ 1,216,088	$ 1,331,140
Interest and other	24,560	16,255
	1,240,648	1,347,395

Expenses
Interest	166,859	185,342
Depreciation and amortization	233,270	279,470
Operating expenses	847,211	960,761
	1,247,340	1,425,573

NET LOSS	$ (6,692)	$ (78,178)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (6,625)	$ (77,396)

Net loss allocated to other Partners	$ (67)	$ (782)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 39
	2018	2017
Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ -

Net loss allocated to other Partners	$ -	$ -

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 40
	2018	2017
Revenues
Rental	$ 1,443,245	$ 1,677,092
Interest and other	36,591	37,872
	1,479,836	1,714,964

Expenses
Interest	267,896	342,476
Depreciation and amortization	378,996	493,185
Operating expenses	1,100,318	1,380,725
	1,747,210	2,216,386

NET LOSS	$ (267,374)	$ (501,422)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (264,700)	$ (496,408)

Net loss allocated to other Partners	$ (2,674)	$ (5,014)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 41

	2018	2017
Revenues
Rental	$ 2,723,324	$ 3,731,606
Interest and other	44,492	78,700
	2,767,816	3,810,306

Expenses
Interest	510,040	774,931
Depreciation and amortization	577,130	893,311
Operating expenses	1,835,494	2,606,559
	2,922,664	4,274,801

NET LOSS	$ (154,848)	$ (464,495)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (153,300)	$ (459,850)

Net loss allocated to other Partners	$ (1,548)	$ (4,645)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 42
	2018	2017
Revenues
Rental	$ 1,660,288	$ 2,581,674
Interest and other	68,234	103,563
	1,728,522	2,685,237

Expenses
Interest	337,485	560,478
Depreciation and amortization	501,382	801,778
Operating expenses	1,204,267	1,918,744
	2,043,134	3,281,000

NET LOSS	$ (314,612)	$ (595,763)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (311,466)	$ (589,805)

Net loss allocated to other Partners	$ (3,146)	$ (5,958)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 43
	2018	2017
Revenues
Rental	$ 2,592,340	$ 3,823,594
Interest and other	110,695	186,172
	2,703,035	4,009,766

Expenses
Interest	308,956	586,218
Depreciation and amortization	788,153	1,263,725
Operating expenses	1,974,029	2,952,130
	3,071,138	4,802,073

NET LOSS	$ (368,103)	$ (792,307)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (364,422)	$ (784,384)

Net loss allocated to other Partners	$ (3,681)	$ (7,923)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 44
	2018	2017
Revenues
Rental	$ 4,471,520	$ 4,397,610
Interest and other	122,781	136,412
	4,594,301	4,534,022

Expenses
Interest	1,043,365	1,051,820
Depreciation and amortization	1,014,262	1,025,862
Operating expenses	2,566,624	2,635,539
	4,624,251	4,713,221

NET LOSS	$ (29,950)	$ (179,199)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (29,651)	$ (177,407)

Net loss allocated to other Partners	$ (299)	$ (1,792)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 45
	2018	2017
Revenues
Rental	$ 4,990,180	$ 5,430,265
Interest and other	103,760	110,355
	5,093,940	5,540,620

Expenses
Interest	656,160	727,734
Depreciation and amortization	1,328,457	1,476,660
Operating expenses	3,702,951	3,931,531
	5,687,568	6,135,925

NET LOSS	$ (593,628)	$ (595,305)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (587,692)	$ (589,352)

Net loss allocated to other Partners	$ (5,936)	$ (5,953)

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 46
	2018	2017
Revenues
Rental	$ 3,540,398	$ 3,464,867
Interest and other	107,401	75,287
	3,647,799	3,540,154

Expenses
Interest	704,861	707,913
Depreciation and amortization	850,503	857,671
Operating expenses	2,224,086	2,256,779
	3,779,450	3,822,363

NET LOSS	$ (131,651)	$ (282,209)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (130,334)	$ (279,387)

Net loss allocated to other Partners	$ (1,317)	$ (2,822)

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
December 31, 2018

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

NOTE G - SUBSEQUENT EVENTS

Subsequent to December 31, 2018, the Fund has entered into an agreement to transfer the interest in five operating limited partnerships. The estimated transfer price and other terms for the dispositions of the operating limited partnerships have been determined. The estimated proceeds to be received for the operating limited partnerships are $689,744. The estimated gain on the transfer of the operating limited partnerships are $661,244 and are expected to be recognized in the fourth quarter of fiscal year ending March 31, 2019.

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2018 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2018 were $465,131 and total fund management fees accrued as of December 31, 2018 were $19,490,438. During the nine months ended December 31, 2018, $5,841,912 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of December 31, 2018, an affiliate of the general partner of the Fund advanced a total of $232,650 to Series 44 to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the nine months ended December 31, 2018, $12,412 was advanced to Series 44 from an affiliate of the general partner. As of December 31, 2017 $220,455 and $54,659 was paid back from Series 39 and Series 45, respectively, to an affiliate of the general partner. All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2018.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended December 31, 2018, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in all 14 of the Operating Partnerships.

Prior to the quarter ended December 31, 2018, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in all 29 of the Operating Partnerships.

Prior to the quarter ended December 31, 2018, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended December 31, 2018, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 20 of the Operating Partnerships and 4 remain.

Prior to the quarter ended December 31, 2018, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended December 31, 2018, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 37 of the Operating Partnerships and 8 remain.

Prior to the quarter ended December 31, 2018, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 13 of the Operating Partnerships and 3 remain.

Prior to the quarter ended December 31, 2018, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2018, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 17 of the Operating Partnerships and 5 remain.

During the quarter ended December 31, 2018, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 1 Operating Partnership in the amount of $785 as of December 31, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since sold its interest in all 20 of the Operating Partnerships.

Prior to the quarter ended December 31, 2018, Series 30 had released all payments of its capital contributions to the Operating Partnerships.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since disposed of its interest in 26 of the Operating Partnerships and 1 remains.

During the quarter ended December 31, 2018, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 1 Operating Partnership in the amount of $25,000 as of December 31, 2018. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended December 31, 2018, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 1 Operating Partnership in the amount of $1,229 as of December 31, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 7 of the Operating Partnerships and 3 remain.

Prior to the quarter ended December 31, 2018, Series 33 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2018, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 9 of the Operating Partnerships and 2 remain.

Prior to the quarter ended December 31, 2018, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in 9 of the Operating Partnerships and 2 remain.

Prior to the quarter ended December 31, 2018, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in all 7 of the Operating Partnerships.

Prior to the quarter ended December 31, 2018, Series 37 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2018, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2018, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended December 31, 2018, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of December 31, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2018, Series 41 had released all payments of its capital contributions to the Operating Partnerships.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 14 of the Operating Partnerships and 9 remain.

During the quarter ended December 31, 2018, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 1 Operating Partnership in the amount of $254 as of December 31, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in June 30, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. Series 43 has since sold its interest in 9 of the Operating Partnerships and 14 remain. The Fund also committed and used $805,160 of Series 43 net offering proceeds to acquire membership interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. In addition, the Fund committed and used $268,451 of Series 43 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2018, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 1 Operating Partnerships in the amount of $26,082 as of December 31, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2018, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended December 31, 2018, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of December 31, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2018, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of December 31, 2018 and 2017, the Fund held limited partnership interests in 132 and 179 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2018, are as follows:

	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 2,549	$ -	$ 2,549
Series 21	-	-	-
Series 22	6,426	-	6,426
Series 23	5,556	-	5,556
Series 24	10,761	834	9,927
Series 25	-	-	-
Series 26	13,938	-	13,938
Series 27	7,635	10,000	(2,365)
Series 28	7,296	-	7,296
Series 29	7,261	3,000	4,261
Series 30	5,668	-	5,668
Series 31	16,065	-	16,065
Series 32	19,794	1,500	18,294
Series 33	13,318	4,000	9,318
Series 34	12,365	-	12,365
Series 35	10,653	6,600	4,053
Series 36	5,172	3,397	1,775
Series 37	-	-	-
Series 38	16,581	6,000	10,581
Series 39	-	-	-
Series 40	23,390	-	23,390
Series 41	34,076	1,915	32,161
Series 42	23,847	416	23,431
Series 43	45,090	39,558	5,532
Series 44	57,826	4,143	53,683
Series 45	67,565	4,655	62,910
Series 46	52,299	3,000	49,299
	$465,131	$89,018	$376,113

	9 Months Gross Fund Management Fee	9 Months Asset Management and Reporting Fee	9 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 7,869	$ 500	$ 7,369
Series 21	-	-	-
Series 22	19,278	500	18,778
Series 23	16,668	3,606	13,062
Series 24	32,283	2,001	30,282
Series 25	-	-	-
Series 26	43,485	1,000	42,485
Series 27	22,905	12,380	10,525
Series 28	23,436	2,000	21,436
Series 29	29,615	3,000	26,615
Series 30	23,959	5,717	18,242
Series 31	51,692	1,500	50,192
Series 32	61,675	1,500	60,175
Series 33	39,954	8,419	31,535
Series 34	37,097	4,200	32,897
Series 35	31,959	13,200	18,759
Series 36	18,788	5,307	13,481
Series 37	13,580	8,018	5,562
Series 38	51,396	9,000	42,396
Series 39	-	-	-
Series 40	76,578	7,550	69,028
Series 41	106,856	16,834	90,022
Series 42	80,686	23,859	56,827
Series 43	135,816	57,610	78,206
Series 44	173,477	29,139	144,338
Series 45	205,154	37,712	167,442
Series 46	156,897	13,807	143,090
	$1,461,103	$268,359	$1,192,744

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of December 31, 2017, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2018.

For the nine month periods ended December 31, 2018 and 2017, Series 20 reflects a net loss from Operating Partnerships of $- and $(63,950), respectively, which includes depreciation and amortization of $- and $91,765, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2018, the investment general partner transferred its interest in Concordia Housing Associates I, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,299,239 and cash proceeds to the investment partnership of $44,000. Of the total proceeds received, $2,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $42,000 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $42,000 as of December 31, 2018.

Series 21

As of December 31, 2017, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2018.

For the nine month periods ended December 31, 2018 and 2017, Series 21 reflects a net loss from Operating Partnerships of $- and $-, respectively, which includes depreciation and amortization of $- and $-, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 22

As of December 31, 2017, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2018.

For the nine month periods ended December 31, 2018 and 2017, Series 22 reflects a net loss from Operating Partnerships of $- and $(52,888), respectively, which includes depreciation and amortization of $- and $103,504, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In December 2018, the investment general partners transferred their respective interests in Concordia Housing Associates II, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,335,237 and cash proceeds to the investment partnerships of $20,000 and $20,000 for Series 22 and Series 23, respectively. Of the total proceeds received, $1,000 and $1,000 for Series 22 and Series 23, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $19,000 and $19,000 for Series 22 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $19,000 and $19,000 for Series 22 and Series 23, respectively, as of December 31, 2018.

In December 2018, the investment general partners transferred their respective interests in Concordia Housing Associates III, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,320,530 and cash proceeds to the investment partnerships of $20,000 and $20,000 for Series 22 and Series 23, respectively. Of the total proceeds received, $1,000 and $1,000 for Series 22 and Series 23, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $19,000 and $19,000 for Series 22 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $19,000 and $19,000 for Series 22 and Series 23, respectively, as of December 31, 2018.

In December 2018, the investment general partner transferred its interest in Drakes Branch Elderly Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,121,427 and cash proceeds to the investment partnership of $320. Of the total proceeds received, $320 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining proceeds to be returned to cash reserves held by Series 22. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded as of December 31, 2018.

Series 23

As of December 31, 2017, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2018.

For the nine month periods ended December 31, 2018 and 2017, Series 23 reflects a net loss from Operating Partnerships of $- and $(16,053), respectively, which includes depreciation and amortization of $- and $67,348, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2018, the investment general partners transferred their respective interests in Concordia Housing Associates II, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,335,237 and cash proceeds to the investment partnerships of $20,000 and $20,000 for Series 22 and Series 23, respectively. Of the total proceeds received, $1,000 and $1,000 for Series 22 and Series 23, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $19,000 and $19,000 for Series 22 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $19,000 and $19,000 for Series 22 and Series 23, respectively, as of December 31, 2018.

In December 2018, the investment general partners transferred their respective interests in Concordia Housing Associates III, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,320,530 and cash proceeds to the investment partnerships of $20,000 and $20,000 for Series 22 and Series 23, respectively. Of the total proceeds received, $1,000 and $1,000 for Series 22 and Series 23, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $19,000 and $19,000 for Series 22 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $19,000 and $19,000 for Series 22 and Series 23, respectively, as of December 31, 2018.

In December 2018, the investment general partner transferred its interest in Ithaca I Limited Partnership I to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $413,732 and cash proceeds to the investment partnership of $8,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $5,500 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $5,500 as of December 31, 2018.

Series 24

As of December 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 24 reflects a net loss from Operating Partnerships of $(85,578) and $(114,786), respectively, which includes depreciation and amortization of $178,656 and $211,044, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2018, the investment general partners transferred their respective interests in Northfield Housing, Limited Partnership to entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $34,341 and cash proceeds to the investment partnerships of $26,678 and $13,322 for Series 24 and Series 42, respectively. Of the total proceeds received, $3,000 and $1,500 for Series 24 and Series 42, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $23,678 and $11,822 for Series 24 and Series 42, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $23,678 and $11,822 for Series 24 and Series 42, respectively, as of December 31, 2018.

Series 25

As of December 31, 2017, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2018.

For the nine month periods ended December 31, 2018 and 2017, Series 21 reflects a net loss from Operating Partnerships of $- and $-, respectively, which includes depreciation and amortization of $- and $-, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In September 2017, the investment general partner transferred its interest in Ethel Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $736,238 and cash proceeds to the investment partnership of $21,000. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $19,500 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $19,500 as of December 31, 2017.

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

In September 2017, the investment general partner transferred its interest in Shannon Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,157,526 and cash proceeds to the investment partnership of $36,000. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $34,500 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $34,500 as of December 31, 2017.

In September 2017, the investment general partner transferred its interest in West Point Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $638,133 and cash proceeds to the investment partnership of $35,311. Of the total proceeds received, $1,412 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $33,899 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $33,899 as of December 31, 2017.

Series 26

As of December 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 26 reflects a net loss from Operating Partnerships of $(238,345) and $(348,980), respectively, which includes depreciation and amortization of $233,109 and $321,930, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In September 2017, the investment general partner transferred its interest in Mason Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $849,683 and cash proceeds to the investment partnership of $18,000. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $16,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $16,500 as of December 31, 2017.

In September 2017, the investment general partner transferred its interest in Maxton Green Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $802,661 and cash proceeds to the investment partnership of $16,000. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $14,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $14,500 as of December 31, 2017.

In September 2017, the investment general partner transferred its interest in Meridian Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $651,291 and cash proceeds to the investment partnership of $36,000. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $34,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $34,500 as of December 31, 2017.

In September 2017, the investment general partner transferred its interest in Timmonsville Green Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $970,535 and cash proceeds to the investment partnership of $16,000. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $14,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $14,500 as of December 31, 2017.

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

Southwind Apartments, A L.D.H.A.

T.R. Bobb Apartments Partnership, A L.D.H.A.

Brookhaven Apartments Partnership, A LP

Beauregard Apartments Partnership, A L.D.H.A.

Warrensburg Heights L.P.

Series 27

As of December 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 27 reflects a net loss from Operating Partnerships of $(66,158) and $(83,576), respectively, which includes depreciation and amortization of $133,387 and $165,370, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Angelou Court

Series 28

As of December 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 28 reflects a net loss from Operating Partnerships of $(98,184) and $(108,817), respectively, which includes depreciation and amortization of $137,643 and $169,333, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Maplewood Apartments Partnership, A LA Partnership

Series 29

As of December 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 29 reflects a net loss from Operating Partnerships of $(161,623) and $(395,641), respectively, which includes depreciation and amortization of $162,256 and $371,636, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Westfield Apartments Partnership, A Louisiana Partnership

The Lincoln Hotel

Poplarville Housing Inc.

Series 30

As of December 31, 2017, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2018.

For the nine month periods ended December 31, 2018 and 2017, Series 30 reflects a net loss from Operating Partnerships of $- and $(103,181), respectively, which includes depreciation and amortization of $- and $217,874, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In September 2018, the investment general partner transferred its interest in JMC Limited Liability Company to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $885,168 and cash proceeds to the investment partnership of $7,500. Of the total proceeds received, $6,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $1,000 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,000 as of December 31, 2018. In addition, equity outstanding for the Operating Partnership in the amount of $16,549 for Series 30 was recorded as gain on the transfer of the Operating Partnership as of December 31, 2018.

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

In December 2018, the investment general partner transferred its interest in Jeffries Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,313,353 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $57,500 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $57,500 as of December 31, 2018.

In December 2018, the investment general partner transferred its interest in K.G.V.A. Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,695,038 and cash proceeds to the investment partnership of $50,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $47,500 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $47,500 as of December 31, 2018. In addition, equity outstanding for the Operating Partnership in the amount of $48,627 for Series 30 was recorded as gain on the transfer of the Operating Partnership as of December 31, 2018.

Series 31

As of December 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at December 31, 2018, of which was at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 31 reflects a net loss from Operating Partnerships of $(47,829) and $(340,535), respectively, which includes depreciation and amortization of $104,349 and $385,046, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In September 2017, the investment general partner transferred its interest in Ellisville Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $508,068 and cash proceeds to the investment partnership of $24,000. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,500 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $22,500 as of December 31, 2017.

In September 2017, the investment general partner transferred its interest in Hattiesburg Housing, Inc. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $773,195 and cash proceeds to the investment partnership of $24,000. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,500 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $22,500 as of December 31, 2017.

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

In July 2018, the investment general partner transferred its interest in N.M.V.A. Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $781,448 and cash proceeds to the investment partnership of $42,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $39,500 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $39,500 as of December 31, 2018. In addition, equity outstanding for the Operating Partnership in the amount of $22,452 for Series 31 was recorded as gain on the transfer of the Operating Partnership as of December 31, 2018.

In December 2018, the investment general partner transferred its interest in Canton Housing One Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,985,952 and nominal cash proceeds to the investment partnership. There were no cash proceeds available to pay expenses related to the transfer and no proceeds were returned to cash reserves held by Series 31. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership of the proceeds from the transferhas been recorded as of December 31, 2018.

In December 2018, the investment general partner transferred its interest in Canton Housing Two Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $954,499 and nominal cash proceeds to the investment partnership. There were no cash proceeds available to pay expenses related to the transfer and no proceeds were returned to cash reserves held by Series 31. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership of the proceeds from the transferhas been recorded as of December 31, 2018.

In December 2018, the investment general partner transferred its interest in Canton Housing Three Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $735,823 and nominal cash proceeds to the investment partnership. There were no cash proceeds available to pay expenses related to the transfer and no proceeds were returned to cash reserves held by Series 31. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership of the proceeds from the transferhas been recorded as of December 31, 2018.

In December 2018, the investment general partner transferred its interest in Canton Housing Four Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $676,092 and nominal cash proceeds to the investment partnership. There were no cash proceeds available to pay expenses related to the transfer and no proceeds were returned to cash reserves held by Series 31. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership of the proceeds from the transferhas been recorded as of December 31, 2018.

In December 2018, the investment general partner transferred its interest in G.A.V.A. Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $657,592 and cash proceeds to the investment partnership of $20,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $17,500 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $17,500 as of December 31, 2018. In addition, equity outstanding for the Operating Partnership in the amount of $18,842 for Series 30 was recorded as gain on the transfer of the Operating Partnership as of December 31, 2018.

Series 32

As of December 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at December 31, 2018, all of which were at 100% Qualified Occupancy

For the nine month periods ended December 31, 2018 and 2017, Series 32 reflects a net loss from Operating Partnerships of $(310,404) and $(376,982), respectively, which includes depreciation and amortization of $328,747 and $455,816, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In July 2017, the operating general partner of Courtside Housing Associates, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on September 12, 2017. The sales price of the property was $3,625,000, which included the outstanding mortgage balance of approximately $600,000 and cash proceeds to the investment partnership of $1,536,999. Of the total proceeds received by the investment partnership, $3,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,533,999 were returned to cash reserves held by Series 32. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,533,999 as of December 31, 2017.

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

Pecan Manor Apartments

Parkside Plaza, LLP

Series 33

As of December 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 33 reflects a net loss from Operating Partnerships of $(76,388) and $(147,866), respectively, which includes depreciation and amortization of $209,302 and $260,563, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 34

As of December 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 34 reflects a net loss from Operating Partnerships of $(68,669) and $(95,701), respectively, which includes depreciation and amortization of $205,643 and $206,720, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

RHP 96-I, L.P.

Belmont Affordable Housing II, LP

Series 35

As of December 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 35 reflects a net loss from Operating Partnerships of $(22,409) and $(23,237), respectively, which includes depreciation and amortization of $241,734 and $254,427, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In September 2017, the investment general partner transferred its interest in Cypress Point Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,480,787 and cash proceeds to the investment partnership of $2,656,528. Of the total proceeds received, $3,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $2,653,528 were returned to cash reserves held by Series 35. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $2,653,528 as of December 31, 2017.

Series 36

As of December 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 36 reflects a net loss from Operating Partnerships of $(56,064) and $(98,904), respectively, which includes depreciation and amortization of $83,885 and $126,835, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In December 2017, the operating general partner of Ashton Ridge L.D.H.A., Limited Partnership entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on July 31, 2018. The sales price of the property was $4,780,000, which included the outstanding mortgage balance of approximately $2,200,645. In addition, to cash proceeds from the sale, the operating/cash reserves/escrows of $212,517 were distributed after the sale. Cash proceeds from the sale returned to the investment partnerships $244,787 and $1,027,525, for Series 36 and Series 37, respectively. Of the total proceeds received by the investment partnerships, $1,624 and $6,876 for Series 36 and Series 37, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $243,163 and $1,020,649 for Series 36 and Series 37, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $243,163 and $1,020,649 for Series 36 and Series 37, respectively, as of December 31, 2018. In November 2018, the investment partnerships received additional proceeds equal to its share of the final reconciliation of the Operating Partnership's cash in the amounts of $9,941 and $41,726, which was returned to the cash reserves of Series 36 and Series 37, respectively.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Wingfield Apartments Limited Partnership

Series 37

As of December 31, 2017, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2018.

For the nine month periods ended December 31, 2018 and 2017, Series 37 reflects a net loss from Operating Partnerships of $- and $(88,845), respectively, which includes depreciation and amortization of $- and $197,321, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In December 2017, the operating general partner of Ashton Ridge L.D.H.A., Limited Partnership entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on July 31, 2018. The sales price of the property was $4,780,000, which included the outstanding mortgage balance of approximately $2,200,645. In addition, to cash proceeds from the sale, the operating/cash reserves/escrows of $212,517 were distributed after the sale. Cash proceeds from the sale returned to the investment partnerships $244,787 and $1,027,525, for Series 36 and Series 37, respectively. Of the total proceeds received by the investment partnerships, $1,624 and $6,876 for Series 36 and Series 37, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $243,163 and $1,020,649 for Series 36 and Series 37, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $243,163 and $1,020,649 for Series 36 and Series 37, respectively, as of December 31, 2018. In November 2018, the investment partnerships received additional proceeds equal to its share of the final reconciliation of the Operating Partnership's cash in the amounts of $9,941 and $41,726, which was returned to the cash reserves of Series 36 and Series 37, respectively.

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

Series 38

As of December 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at December 31, 2018, all of which were at 100% qualified occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 38 reflects a net loss from Operating Partnerships of $(6,692) and $(78,178), respectively, which includes depreciation and amortization of $233,270 and $279,470, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 39

As of December 31, 2017, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2018.

For the nine month periods ended December 31, 2018 and 2017, Series 21 reflects a net loss from Operating Partnerships of $- and $-, respectively, which includes depreciation and amortization of $- and $-, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 40

As of December 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at December 31, 2018, all of which at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 40 reflects a net loss from Operating Partnerships of $(267,374) and $(501,422), respectively, which includes depreciation and amortization of $378,996 and $493,185, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In September 2018, the investment general partner transferred its interest in MA No. 2 LLC to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,003,723 and cash proceeds to the investment partnership of $50,000. Of the total proceeds received, $5,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $44,500 were returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $44,500 as of December 31, 2018.

In August 2017, the investment general partner transferred their respective interests in Springfield Metro, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $23,195,469 and cash proceeds to the investment partnerships of $589,289 and $720,242 for Series 40 and Series 41, respectively. Of the total proceeds received, $337 and $413 for Series 40 and Series 41, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $588,952 and $719,829 for Series 40 and Series 41, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $588,952 and $719,829 for Series 40 and Series 41, respectively, as of December 31, 2017.

In January 2019, the investment general partner transferred its interest in Sedgwick-Sundance Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,082,984 and cash proceeds to the investment partnership of $27,144. Of the total proceeds received, $9,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs and appraisal services. The remaining proceeds of approximately $17,644 were returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Center Place Apartments II Limited Partnership

Oakland Partnership, A Louisiana Partnership

Series 41

As of December 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 41 reflects a net loss from Operating Partnerships of $(154,848) and $(464,495), respectively, which includes depreciation and amortization of $577,130 and $893,311, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In August 2017, the investment general partner transferred their respective interests in Springfield Metro, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $23,195,469 and cash proceeds to the investment partnerships of $589,289 and $720,242 for Series 40 and Series 41, respectively. Of the total proceeds received, $337 and $413 for Series 40 and Series 41, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $588,952 and $719,829 for Series 40 and Series 41, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $588,952 and $719,829 for Series 40 and Series 41, respectively, as of December 31, 2017.

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

Cedar Grove Apartments Phase I

Rural Housing Partners of Mendota

Series 42

As of December 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 42 reflects a net loss from Operating Partnerships of $(314,612) and $(595,763), respectively, which includes depreciation and amortization of $501,382 and $801,778, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In August 2018, the investment general partner transferred its interest in Great Bridge Dover Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,638,266 and cash proceeds to the investment partnership of $50,000. Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $42,500 were returned to cash reserves held by Series 42. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $42,500 as of December 31, 2018.

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

In December 2018, the investment general partners transferred their respective interests in Northfield Housing, Limited Partnership to entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $34,341 and cash proceeds to the investment partnerships of $26,678 and $13,322 for Series 24 and Series 42, respectively. Of the total proceeds received, $3,000 and $1,500 for Series 24 and Series 42, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $23,678 and $11,822 for Series 24 and Series 42, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $23,678 and $11,822 for Series 24 and Series 42, respectively, as of December 31, 2018.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Wingfield Apartments Partnership II, LP

Series 43

As of December 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 43 reflects a net loss from Operating Partnerships of $(368,103) and $(792,307), respectively, which includes depreciation and amortization of $788,153 and $1,263,725, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2018, the investment general partner transferred its interest in Carpenter School I Elderly Apartments Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,342,297 and cash proceeds to the investment partnership of $40,000. Of the total proceeds received, $34,762 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfers. Of the remaining proceeds, $4,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $738 were returned to cash reserves held by Series 43. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $738 as of December 31, 2018. In addition, equity outstanding for the Operating Partnership in the amount of $26,082 for Series 43 was recorded as gain on the transfer of the Operating Partnership as of December 31, 2018.

In December 2018, the investment general partner transferred its interest in Henderson Fountainhead, A Texas Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $807,402 and cash proceeds to the investment partnership of $43,200. Of the total proceeds received, $3,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $39,700 were returned to cash reserves held by Series 43. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $39,700 as of December 31, 2018.

In January 2019, the investment general partner transferred its interest in MDI Limited Partnership #81 to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,027,416 and cash proceeds to the investment partnership of $360,000. Of the total proceeds received, $7,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $352,500 were returned to cash reserves held by Series 43. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Parkside Plaza, LLP

Series 44

As of December 31, 2018 and 2017, the average Qualified Occupancy was 100%. The series had a total of 7 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 44 reflects a net loss from Operating Partnerships of $(29,950) and $(179,199), respectively, which includes depreciation and amortization of $1,014,262 and $1,025,862, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 45

As of December 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 25 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 45 reflects a net loss from Operating Partnerships of $(593,628) and $(595,305), respectively, which includes depreciation and amortization of $1,328,457 and $1,476,660, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Jefferson Housing, LP (Jefferson House) is a 101-unit property located in Lynchburg, VA. The property continues to operate below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations in conjunction with the Virginia Housing Development Authority. As of December 31, 2018, the property is maintaining average occupancy of 89%. Reporting delays remain a consistent issue. The operating general partner has an unlimited operating deficit guarantee. The low income housing tax credit compliance period expires on December 31, 2019.

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

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2017 and continues to operate below breakeven due to high operating expenses. Water expenses continue to rise as a result of a significant rate increase implemented in 2016. Additionally, the property has ongoing sewage pump and sewer line issues. The sewer line must be pumped at least once a quarter, totaling $12,000 annually. This expense is expected to continue until the sewer line is replaced, however the operating general partner does not plan to replace the line in 2018. The property is estimated to be generating a cash deficit of $31,075 through December 2018, but a replacement reserve withdrawal in 2019 will reimburse expensed sewer line repairs totaling $15,428. Occupancy declined slightly in 2017, averaging 95% but has improved to an average of 97% in 2018. Effective September 19, 2018, the City of Pascagoula voted to enforce a mandatory building inspection for all vacant units prior to the unit be leased. Utility and electrical services will not be provided to a new tenant without the approval from the City. The City of Pascagoula is charging a $50 fee per unit inspection. In April 2018, Mississippi Home Corporation completed a 100% file audit. The audit found 10 gross rent violations due to confusion over the Partnership's set-aside of 20/50. The operating general partner advanced $33,384 in 2018 to reimburse residents who were overcharged rents. Mississippi Home Corporation will issue a close out letter for the compliance audit after they receive a tenant ledger showing all rental rate overages were resolved for the entire 2018 calendar year. The investment limited partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

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

In January 2019, the investment general partner transferred its interest in Borger Fountainhead, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $642,974 and cash proceeds to the investment partnership of $57,600. Of the total proceeds received, $3,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $54,100 were returned to cash reserves held by Series 45. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In January 2019, the investment general partner transferred its interest in Lorie Village, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $612,720 and cash proceeds to the investment partnership of $125,000. Of the total proceeds received, $4,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $121,000 were returned to cash reserves held by Series 45. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In January 2019, the investment general partner transferred its interest in Lakeview Station Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $532,127 and cash proceeds to the investment partnership of $120,000. Of the total proceeds received, $4,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $116,000 were returned to cash reserves held by Series 45. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Heritage Christian Home III, L.P.

Series 46

As of December 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 46 reflects a net loss from Operating Partnerships of $(131,651) and $(282,209), respectively, which includes depreciation and amortization of $850,503 and $857,671, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Panola Housing Ltd. (Panola Apartments) is a 32-unit family property in Carthage, TX. The property operated above breakeven through 2018. Occupancy remains strong through the fourth quarter of 2018 averaging 97%. Property operations continue to be affected by high operating expenses. The investment general partner continues to work with the operating general partner and the management company to reduce expenses. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2018. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Panola Housing Ltd. subsequent to December 31, 2018.

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2017 and continues to operate below breakeven due to high operating expenses. Water expenses continue to rise as a result of a significant rate increase implemented in 2016. Additionally, the property has ongoing sewage pump and sewer line issues. The sewer line must be pumped at least once a quarter, totaling $12,000 annually. This expense is expected to continue until the sewer line is replaced, however the operating general partner does not plan to replace the line in 2018. The property is estimated to be generating a cash deficit of $31,075 through December 2018, but a replacement reserve withdrawal in 2019 will reimburse expensed sewer line repairs totaling $15,428. Occupancy declined slightly in 2017, averaging 95% but has improved to an average of 97% in 2018. Effective September 19, 2018, the City of Pascagoula voted to enforce a mandatory building inspection for all vacant units prior to the unit be leased. Utility and electrical services will not be provided to a new tenant without the approval from the City. The City of Pascagoula is charging a $50 fee per unit inspection. In April 2018, Mississippi Home Corporation completed a 100% file audit. The audit found 10 gross rent violations due to confusion over the Partnership's set-aside of 20/50. The operating general partner advanced $33,384 in 2018 to reimburse residents who were overcharged rents. Mississippi Home Corporation will issue a close out letter for the compliance audit after they receive a tenant ledger showing all rental rate overages were resolved for the entire 2018 calendar year. The investment limited partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

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

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit family property in McComb, MS. The property operated below breakeven in 2017 mainly due to high operating expenses and a reduction in rental income resulting from a decrease in occupancy. Average occupancy has improved through the fourth quarter of 2018, averaging 93% for the year which is up from 78% in 2017. Operations are slightly above breakeven mainly due to increased net rental income from improved occupancy. The investment limited partner will continue to work with the operating general partner on improving occupancy and reducing expenses. The 15-year low income housing tax credit compliance period for Saint Martin Apartments, L.P. expires on December 31, 2020.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: February 13, 2019		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 13, 2019	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

February 13, 2019	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.