Form 10-Q
period 2019-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2019-08-13
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-31
Condensed Statements of Operations	32-59
Condensed Statements of Changes in Partners' Capital (Deficit)	60-69
Condensed Statements of Cash Flows	70-97
Notes to Condensed Financial Statements	98-132

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	133-165

Item 3. Quantitative and Qualitative Disclosures About Market Risk	166

Item 4. Controls and Procedures	166

PART II OTHER INFORMATION

Item 1. Legal Proceedings	167

Item 1A. Risk Factors	167

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	167

Item 3. Defaults Upon Senior Securities	167

Item 4. Mine Safety Disclosures	167

Item 5. Other Information	167

Item 6. Exhibits	167

Signatures	168

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	27,720,235	22,926,529
Other assets	15,088	40,088

	$27,735,323	$22,966,617

LIABILITIES

Accounts payable and accrued expenses	$573,916	$550,316
Accounts payable affiliates (Note C)	19,372,724	19,302,918
Capital contributions payable	19,094	44,094

	19,965,734	19,897,328

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,048,603 outstanding as of June 30, 2019 and March 31, 2019.	8,310,078	3,656,782
General Partner	(540,489)	(587,493)

	7,769,589	3,069,289

	$27,735,323	$22,966,617

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,828,200 outstanding as of June 30, 2019 and March 31, 2019.	(754,767)	(754,767)
General Partner	754,767	754,767

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of June 30, 2019 and March 31, 2019.	(898,231)	(898,231)
General Partner	898,231	898,231

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,550,145 outstanding as of June 30, 2019 and March 31, 2019.	(2,448,362)	(2,448,362)
General Partner	2,448,362	2,448,362

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,303,327 outstanding as of June 30, 2019 and March 31, 2019.	(224,264)	(224,264)
General Partner	224,264	224,264

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	391,104	402,018
Other assets	-	-

	$391,104	$402,018

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,150,053 outstanding as of June 30, 2019 and March 31, 2019.	566,445	577,250
General Partner	(175,341)	(175,232)

	391,104	402,018

	$391,104	$402,018

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of June 30, 2019 and March 31, 2019.	219,815	219,815
General Partner	(219,815)	(219,815)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	535,579	554,439
Other assets	-	-

	$535,579	$554,439

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,956,674 outstanding as of June 30, 2019 and March 31, 2019.	848,566	867,237
General Partner	(312,987)	(312,798)

	535,579	554,439

	$535,579	$554,439

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	6,509,789	6,500,234
Other assets	-	-

	$6,509,789	$6,500,234

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,431,350 outstanding as of June 30, 2019 and March 31, 2019.	6,651,138	6,641,679
General Partner	(141,349)	(141,445)

	6,509,789	6,500,234

	$6,509,789	$6,500,234

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	679,932	690,605
Other assets	-	-

	$679,932	$690,605

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,979,139 outstanding as of June 30, 2019 and March 31, 2019.	954,970	965,536
General Partner	(275,038)	(274,931)

	679,932	690,605

	$679,932	$690,605

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	191,180	196,944
Other assets	-	-

	$191,180	$196,944

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,084,095	3,076,835
Capital contributions payable	785	785

	3,084,880	3,077,620

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,942,925 outstanding as of June 30, 2019 and March 31, 2019.	(2,526,116)	(2,513,222)
General Partner	(367,584)	(367,454)

	(2,893,700)	(2,880,676)

	$191,180	$196,944

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,621,200 outstanding as of June 30, 2019 and March 31, 2019.	(883,119)	(883,119)
General Partner	883,119	883,119

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,605,622	1,953,570
Other assets	-	25,000

	$2,605,622	$1,978,570

LIABILITIES

Accounts payable and accrued expenses	$8,000	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	25,000

	8,000	25,000

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,375,757 outstanding as of June 30, 2019 and March 31, 2019.	2,950,904	2,313,293
General Partner	(353,282)	(359,723)

	2,597,622	1,953,570

	$2,605,622	$1,978,570

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	278,250	272,226
Other assets	-	-

	$278,250	$272,226

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	238,319	218,525
Capital contributions payable	1,229	1,229

	239,548	219,754

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,724,298 outstanding as of June 30, 2019 and March 31, 2019.	444,679	458,311
General Partner	(405,977)	(405,839)

	38,702	52,472

	$278,250	$272,226

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	248,505	236,612
Other assets	-	-

	$248,505	$236,612

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,112,605	1,099,287
Capital contributions payable	-	-

	1,112,605	1,099,287

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,621,433 outstanding as of June 30, 2019 and March 31, 2019.	(629,679)	(628,268)
General Partner	(234,421)	(234,407)

	(864,100)	(862,675)

	$248,505	$236,612

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	176,009	178,285
Other assets	-	-

	$176,009	$178,285

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,702,195	2,689,830
Capital contributions payable	-	-

	2,702,195	2,689,830

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,496,419 outstanding as of June 30, 2019 and March 31, 2019.	(2,200,535)	(2,186,040)
General Partner	(325,651)	(325,505)

	(2,526,186)	(2,511,545)

	$176,009	$178,285

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	4,398,455	4,395,774
Other assets	-	-

	$4,398,455	$4,395,774

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,277,913 outstanding as of June 30, 2019 and March 31, 2019.	4,636,495	4,633,841
General Partner	(238,040)	(238,067)

	4,398,455	4,395,774

	$4,398,455	$4,395,774

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	3,017,079	2,541,359
Other assets	-	-

	$3,017,079	$2,541,359

LIABILITIES

Accounts payable and accrued expenses	$24,806	$24,706
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	24,806	24,706

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,083,704 outstanding as of June 30, 2019 and March 31, 2019.	3,141,014	2,670,150
General Partner	(148,741)	(153,497)

	2,992,273	2,516,653

	$3,017,079	$2,541,359

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,489,100 outstanding as of June 30, 2019 and March 31, 2019.	205,359	205,359
General Partner	(205,359)	(205,359)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,958,371	1,499,106
Other assets	-	-

	$2,958,371	$1,499,106

LIABILITIES

Accounts payable and accrued expenses	$14,000	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	14,000	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,536,200 outstanding as of June 30, 2019 and March 31, 2019.	3,133,211	1,702,399
General Partner	(188,840)	(203,293)

	2,944,371	1,499,106

	$2,958,371	$1,499,106

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of June 30, 2019 and March 31, 2019.	196,043	196,043
General Partner	(196,043)	(196,043)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	186,608	193,344
Other assets	-	-

	$186,608	$193,344

LIABILITIES

Accounts payable and accrued expenses	$-	$9,500
Accounts payable affiliates (Note C)	2,245,083	2,224,213
Capital contributions payable	102	102

	2,245,185	2,233,815

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,611,356 outstanding as of June 30, 2019 and March 31, 2019.	(1,813,048)	(1,795,123)
General Partner	(245,529)	(245,348)

	(2,058,577)	(2,040,471)

	$186,608	$193,344

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	300,911	246,214
Other assets	-	-

	$300,911	$246,214

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,547,686	2,513,609
Capital contributions payable	-	-

	2,547,686	2,513,609

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,872,426 outstanding as of June 30, 2019 and March 31, 2019.	(1,975,139)	(1,995,553)
General Partner	(271,636)	(271,842)

	(2,246,775)	(2,267,395)

	$300,911	$246,214

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,282,338	1,300,483
Other assets	11,300	11,300

	$1,293,638	$1,311,783

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	254	254

	254	254

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,722,862 outstanding as of June 30, 2019 and March 31, 2019.	1,521,387	1,539,351
General Partner	(228,003)	(227,822)

	1,293,384	1,311,529

	$1,293,638	$1,311,783

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,482,020	414,540
Other assets	-	-

	$1,482,020	$414,540

LIABILITIES

Accounts payable and accrued expenses	$4,950	$-
Accounts payable affiliates (Note C)	199,370	168,259
Capital contributions payable	-	-

	204,320	168,259

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,627,487 outstanding as of June 30, 2019 and March 31, 2019.	1,586,444	565,339
General Partner	(308,744)	(319,058)

	1,277,700	246,281

	$1,482,020	$414,540

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,182,349	113,020
Other assets	-	-

	$1,182,349	$113,020

LIABILITIES

Accounts payable and accrued expenses	$6,050	$-
Accounts payable affiliates (Note C)	2,895,893	3,076,825
Capital contributions payable	-	-

	2,901,943	3,076,825

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,689,173 outstanding as of June 30, 2019 and March 31, 2019.	(1,464,950)	(2,696,719)
General Partner	(254,644)	(267,086)

	(1,719,594)	(2,963,805)

	$1,182,349	$113,020

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	945,441	916,581
Other assets	-	-

	$945,441	$916,581

LIABILITIES

Accounts payable and accrued expenses	$516,110	$516,110
Accounts payable affiliates (Note C)	2,393,993	2,334,349
Capital contributions payable	16,724	16,724

	2,926,827	2,867,183

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 4,007,167 outstanding as of June 30, 2019 and March 31, 2019.	(1,607,910)	(1,577,434)
General Partner	(373,476)	(373,168)

	(1,981,386)	(1,950,602)

	$945,441	$916,581

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	June 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	350,693	321,175
Other assets	3,788	3,788

	$354,481	$324,963

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,953,485	1,901,186
Capital contributions payable	-	-

	1,953,485	1,901,186

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,965,635 outstanding as of June 30, 2019 and March 31, 2019.	(1,320,272)	(1,297,719)
General Partner	(278,732)	(278,504)

	(1,599,004)	(1,576,223)

	$354,481	$324,963

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2019	2018

Income
Interest income	$69,800	$50,858
Other income	107,605	186,487

	177,405	237,345

Gain on disposition of Operating Partnerships	4,884,617	1,189,317

Expenses
Professional fees	13,567	368,127
Fund management fee, net (Note C)	244,682	411,725
General and administrative expenses	103,473	84,278

	361,722	864,130

NET INCOME (LOSS)	$4,700,300	$562,532

Net income (loss) allocated to assignees	$4,653,296	$556,906

Net income (loss) allocated to general partner	$47,004	$5,626

Net income (loss) per BAC	$.06	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 20

	2019	2018

Income
Interest income	$-	$587
Other income	-	-

	-	587

Gain on disposition of Operating Partnerships	-	155,337

Expenses
Professional fees	-	10,105
Fund management fee, net (Note C)	-	2,271
General and administrative expenses	-	3,981

	-	16,357

NET INCOME (LOSS)	$-	$139,567

Net income (loss) allocated to assignees	$-	$138,171

Net income (loss) allocated to general partner	$-	$1,396

Net income (loss) per BAC	$-	$.04

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 21

	2019	2018

Income
Interest income	$-	$-
Other income	-	-

	-	-

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-

	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 22

	2019	2018

Income
Interest income	$-	$532
Other income	-	-

	-	532

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	9,480
Fund management fee, net (Note C)	-	5,926
General and administrative expenses	-	3,365

	-	18,771

NET INCOME (LOSS)	$-	$(18,239)

Net income (loss) allocated to assignees	$-	$(18,057)

Net income (loss) allocated to general partner	$-	$(182)

Net income (loss) per BAC	$-	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 23

	2019	2018

Income
Interest income	$-	$923
Other income	-	1,977

	-	2,900

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	10,915
Fund management fee, net (Note C)	-	1,950
General and administrative expenses	-	3,860

	-	16,725

NET INCOME (LOSS)	$-	$(13,825)

Net income (loss) allocated to assignees	$-	$(13,687)

Net income (loss) allocated to general partner	$-	$(138)

Net income (loss) per BAC	$-	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 24

	2019	2018

Income
Interest income	$788	$593
Other income	1,680	-

	2,468	593

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	657	11,995
Fund management fee, net (Note C)	7,943	10,761
General and administrative expenses	4,782	3,165

	13,382	25,921

NET INCOME (LOSS)	$(10,914)	$(25,328)

Net income (loss) allocated to assignees	$(10,805)	$(25,075)

Net income (loss) allocated to general partner	$(109)	$(253)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 25

	2019	2018

Income
Interest income	$-	$-
Other income	-	-

	-	-

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-

	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 26

	2019	2018

Income
Interest income	$1,124	$924
Other income	420	420

	1,544	1,344

Gain on disposition of Operating Partnerships	-	10,500

Expenses
Professional fees	657	18,280
Fund management fee, net (Note C)	12,938	14,609
General and administrative expenses	6,809	4,192

	20,404	37,081

NET INCOME (LOSS)	$(18,860)	$(25,237)

Net income (loss) allocated to assignees	$(18,671)	$(24,985)

Net income (loss) allocated to general partner	$(189)	$(252)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 27

	2019	2018

Income
Interest income	$20,302	$12,472
Other income	-	-

	20,302	12,472

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	657	11,990
Fund management fee, net (Note C)	5,255	7,635
General and administrative expenses	4,835	3,205

	10,747	22,830

NET INCOME (LOSS)	$9,555	$(10,358)

Net income (loss) allocated to assignees	$9,459	$(10,254)

Net income (loss) allocated to general partner	$96	$(104)

Net income (loss) per BAC	$.00	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 28

	2019	2018

Income
Interest income	$1,211	$930
Other income	446	446

	1,657	1,376

Gain on disposition of Operating Partnerships	-	8,500

Expenses
Professional fees	657	10,740
Fund management fee, net (Note C)	5,296	6,844
General and administrative expenses	6,377	3,852

	12,330	21,436

NET INCOME (LOSS)	$(10,673)	$(11,560)

Net income (loss) allocated to assignees	$(10,566)	$(11,444)

Net income (loss) allocated to general partner	$(107)	$(116)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 29

	2019	2018

Income
Interest income	$725	$1,245
Other income	-	-

	725	1,245

Gain on disposition of Operating Partnerships	-	123,094

Expenses
Professional fees	657	13,255
Fund management fee, net (Note C)	7,260	15,093
General and administrative expenses	5,832	4,021

	13,749	32,369

NET INCOME (LOSS)	$(13,024)	$91,970

Net income (loss) allocated to assignees	$(12,894)	$91,050

Net income (loss) allocated to general partner	$(130)	$920

Net income (loss) per BAC	$(.00)	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 30

	2019	2018

Income
Interest income	$-	$799
Other income	-	2,049

	-	2,848

Gain on disposition of Operating Partnerships	-	24,006

Expenses
Professional fees	-	14,505
Fund management fee, net (Note C)	-	5,112
General and administrative expenses	-	3,160

	-	22,777

NET INCOME (LOSS)	$-	$4,077

Net income (loss) allocated to assignees	$-	$4,036

Net income (loss) allocated to general partner	$-	$41

Net income (loss) per BAC	$-	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 31

	2019	2018

Income
Interest income	$4,004	$3,970
Other income	-	476

	4,004	4,446

Gain on disposition of Operating Partnerships	587,469	7,500

Expenses
Professional fees	657	15,140
Fund management fee, net (Note C)	(59,987)	17,592
General and administrative expenses	6,751	3,987

	(52,579)	36,719

NET INCOME (LOSS)	$644,052	$(24,773)

Net income (loss) allocated to assignees	$637,611	$(24,525)

Net income (loss) allocated to general partner	$6,441	$(248)

Net income (loss) per BAC	$.15	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 32

	2019	2018

Income
Interest income	$922	$1,270
Other income	-	-

	922	1,270

Gain on disposition of Operating Partnerships	-	487,880

Expenses
Professional fees	1,199	13,637
Fund management fee, net (Note C)	6,794	22,087
General and administrative expenses	6,699	4,063

	14,692	39,787

NET INCOME (LOSS)	$(13,770)	$449,363

Net income (loss) allocated to assignees	$(13,632)	$444,869

Net income (loss) allocated to general partner	$(138)	$4,494

Net income (loss) per BAC	$(.00)	$.09

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,

(Unaudited)

Series 33

	2019	2018

Income
Interest income	$862	$942
Other income	-	-

	862	942

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	1,199	11,990
Fund management fee, net (Note C)	(4,102)	13,318
General and administrative expenses	5,190	3,056

	2,287	28,364

NET INCOME (LOSS)	$(1,425)	$(27,422)

Net income (loss) allocated to assignees	$(1,411)	$(27,148)

Net income (loss) allocated to general partner	$(14)	$(274)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 34

	2019	2018

Income
Interest income	$633	$593
Other income	-	-

	633	593

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	657	10,110
Fund management fee, net (Note C)	9,365	12,366
General and administrative expenses	5,252	3,476

	15,274	25,952

NET INCOME (LOSS)	$(14,641)	$(25,359)

Net income (loss) allocated to assignees	$(14,495)	$(25,105)

Net income (loss) allocated to general partner	$(146)	$(254)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 35

	2019	2018

Income
Interest income	$12,191	$7,811
Other income	3,782	-

	15,973	7,811

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	657	10,285
Fund management fee, net (Note C)	7,453	10,653
General and administrative expenses	5,182	3,443

	13,292	24,381

NET INCOME (LOSS)	$2,681	$(16,570)

Net income (loss) allocated to assignees	$2,654	$(16,404)

Net income (loss) allocated to general partner	$27	$(166)

Net income (loss) per BAC	$.00	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 36

	2019	2018

Income
Interest income	$9,963	$4,438
Other income	-	5,119

	9,963	9,557

Gain on disposition of Operating Partnerships	476,325	-

Expenses
Professional fees	657	44,542
Fund management fee, net (Note C)	5,172	5,716
General and administrative expenses	4,839	2,825

	10,668	53,083

NET INCOME (LOSS)	$475,620	$(43,526)

Net income (loss) allocated to assignees	$470,864	$(43,091)

Net income (loss) allocated to general partner	$4,756	$(435)

Net income (loss) per BAC	$.23	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 37

	2019	2018

Income
Interest income	$-	$810
Other income	-	21,485

	-	22,295

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	9,655
Fund management fee, net (Note C)	-	2,166
General and administrative expenses	-	2,916

	-	14,737

NET INCOME (LOSS)	$-	$7,558

Net income (loss) allocated to assignees	$-	$7,482

Net income (loss) allocated to general partner	$-	$76

Net income (loss) per BAC	$-	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 38

	2019	2018

Income
Interest income	$3,202	$2,836
Other income	-	26,000

	3,202	28,836

Gain on disposition of Operating Partnerships	1,463,974	7,000

Expenses
Professional fees	657	10,470
Fund management fee, net (Note C)	16,581	15,234
General and administrative expenses	4,673	3,019

	21,911	28,723

NET INCOME (LOSS)	$1,445,265	$7,113

Net income (loss) allocated to assignees	$1,430,812	$7,042

Net income (loss) allocated to general partner	$14,453	$71

Net income (loss) per BAC	$.56	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 39

	2019	2018

Income
Interest income	$-	$-
Other income	-	-

	-	-

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-

	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 40

	2019	2018

Income
Interest income	$696	$631
Other income	-	-

	696	631

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	657	14,695
Fund management fee, net (Note C)	13,490	24,444
General and administrative expenses	4,655	3,231

	18,802	42,370

NET INCOME (LOSS)	$(18,106)	$(41,739)

Net income (loss) allocated to assignees	$(17,925)	$(41,322)

Net income (loss) allocated to general partner	$(181)	$(417)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 41

	2019	2018

Income
Interest income	$805	$1,202
Other income	46,062	41,340

	46,867	42,542

Gain on disposition of Operating Partnerships	-	14,000

Expenses
Professional fees	657	21,605
Fund management fee, net (Note C)	20,581	23,784
General and administrative expenses	5,009	3,523

	26,247	48,912

NET INCOME (LOSS)	$20,620	$7,630

Net income (loss) allocated to assignees	$20,414	$7,554

Net income (loss) allocated to general partner	$206	$76

Net income (loss) per BAC	$.01	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 42

	2019	2018

Income
Interest income	$4,771	$3,114
Other income	4,854	6,300

	9,625	9,414

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	657	19,540
Fund management fee, net (Note C)	22,286	18,147
General and administrative expenses	4,827	3,190

	27,770	40,877

NET INCOME (LOSS)	$(18,145)	$(31,463)

Net income (loss) allocated to assignees	$(17,964)	$(31,148)

Net income (loss) allocated to general partner	$(181)	$(315)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 43

	2019	2018

Income
Interest income	$2,088	$1,935
Other income	874	49,005

	2,962	50,940

Gain on disposition of Operating Partnerships	1,060,582	9,000

Expenses
Professional fees	657	20,810
Fund management fee, net (Note C)	26,111	28,083
General and administrative expenses	5,357	3,727

	32,125	52,620

NET INCOME (LOSS)	$1,031,419	$7,320

Net income (loss) allocated to assignees	$1,021,105	$7,247

Net income (loss) allocated to general partner	$10,314	$73

Net income (loss) per BAC	$.28	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 44

	2019	2018

Income
Interest income	$584	$145
Other income	794	-

	1,378	145

Gain on disposition of Operating Partnerships	1,296,267	-

Expenses
Professional fees	657	12,360
Fund management fee, net (Note C)	47,931	44,464
General and administrative expenses	4,846	3,180

	53,434	60,004

NET INCOME (LOSS)	$1,244,211	$(59,859)

Net income (loss) allocated to assignees	$1,231,769	$(59,260)

Net income (loss) allocated to general partner	$12,442	$(599)

Net income (loss) per BAC	$.46	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 45

	2019	2018

Income
Interest income	$3,828	$1,445
Other income	22,313	22,205

	26,141	23,650

Gain on disposition of Operating Partnerships	-	342,500

Expenses
Professional fees	657	25,613
Fund management fee, net (Note C)	49,844	57,517
General and administrative expenses	6,424	4,379

	56,925	87,509

NET INCOME (LOSS)	$(30,784)	$278,641

Net income (loss) allocated to assignees	$(30,476)	$275,855

Net income (loss) allocated to general partner	$(308)	$2,786

Net income (loss) per BAC	$(.01)	$.07

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 46

	2019	2018

Income
Interest income	$1,101	$711
Other income	26,380	9,665

	27,481	10,376

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	657	16,410
Fund management fee, net (Note C)	44,471	45,953
General and administrative expenses	5,134	3,462

	50,262	65,825

NET INCOME (LOSS)	$(22,781)	$(55,449)

Net income (loss) allocated to assignees	$(22,553)	$(54,895)

Net income (loss) allocated to general partner	$(228)	$(554)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2019
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2019	$3,656,782	$(587,493)	$3,069,289

Net income (loss)	4,653,296	47,004	4,700,300

Partners' capital (deficit), June 30, 2019	$8,310,078	$(540,489)	$7,769,589

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2019
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2019	$(754,767)	$754,767	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	$(754,767)	$754,767	$-

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2019	$(898,231)	$898,231	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	$(898,231)	$898,231	$-

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2019	$(2,448,362)	$2,448,362	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	$(2,448,362)	$2,448,362	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2019
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2019	$(224,264)	$224,264	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	$(224,264)	$224,264	$-

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2019	$577,250	$(175,232)	$402,018

Net income (loss)	(10,805)	(109)	(10,914)

Partners' capital (deficit), June 30, 2019	$566,445	$(175,341)	$391,104

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2019	$219,815	$(219,815)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	$219,815	$(219,815)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2019
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2019	$867,237	$(312,798)	$554,439

Net income (loss)	(18,671)	(189)	(18,860)

Partners' capital (deficit), June 30, 2019	$848,566	$(312,987)	$535,579

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2019	$6,641,679	$(141,445)	$6,500,234

Net income (loss)	9,459	96	9,555

Partners' capital (deficit), June 30, 2019	$6,651,138	$(141,349)	$6,509,789

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2019	$965,536	$(274,931)	$690,605

Net income (loss)	(10,566)	(107)	(10,673)

Partners' capital (deficit), June 30, 2019	$954,970	$(275,038)	$679,932

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2019
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2019	$(2,513,222)	$(367,454)	$(2,880,676)

Net income (loss)	(12,894)	(130)	(13,024)

Partners' capital (deficit), June 30, 2019	$(2,526,116)	$(367,584)	$(2,893,700)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2019	$(883,119)	$883,119	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	$(883,119)	$-	$-

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2019	$2,313,293	$(359,723)	$1,953,570

Net income (loss)	637,611	6,441	644,052

Partners' capital (deficit), June 30, 2019	$2,950,904	$(353,282)	$2,597,622

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2019
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2019	$458,311	$(405,839)	$52,472

Net income (loss)	(13,632)	(138)	(13,770)

Partners' capital (deficit), June 30, 2019	$444,679	$(405,977)	$38,702

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2019	$(628,268)	$(234,407)	$(862,675)

Net income (loss)	(1,411)	(14)	(1,425)

Partners' capital (deficit), June 30, 2019	$(629,679)	$(234,421)	$(864,100)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2019	$(2,186,040)	$(325,505)	$(2,511,545)

Net income (loss)	(14,495)	(146)	(14,641)

Partners' capital (deficit), June 30, 2019	$(2,200,535)	$(325,651)	$(2,526,186)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2019
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2019	$4,633,841	$(238,067)	$4,395,774

Net income (loss)	2,654	27	2,681

Partners' capital (deficit), June 30, 2019	$4,636,495	$(238,040)	$4,398,455

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2019	$2,670,150	$(153,497)	$2,516,653

Net income (loss)	470,864	4,756	475,620

Partners' capital (deficit), June 30, 2019	$3,141,014	$(148,741)	$2,992,273

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2019	$205,359	$(205,359)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	$205,359	$(205,359)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2019
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2019	$1,702,399	$(203,293)	$1,499,106

Net income (loss)	1,430,812	14,453	1,445,265

Partners' capital (deficit), June 30, 2019	$3,133,211	$(188,840)	$2,944,371

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2019	$196,043	$(196,043)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	$196,043	$(196,043)	$-

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2019	$(1,795,123)	$(245,348)	$(2,040,471)

Net income (loss)	(17,925)	(181)	(18,106)

Partners' capital (deficit), June 30, 2019	$(1,813,048)	$(245,529)	$(2,058,577)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2019
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2019	$(1,995,553)	$(271,842)	$(2,267,395)

Net income (loss)	20,414	206	20,620

Partners' capital (deficit), June 30, 2019	$(1,975,139)	$(271,636)	$(2,246,775)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2019	$1,539,351	$(227,822)	$1,311,529

Net income (loss)	(17,964)	(181)	(18,145)

Partners' capital (deficit), June 30, 2019	$1,521,387	$(228,003)	$1,293,384

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2019	$565,339	$(319,058)	$246,281

Net income (loss)	1,021,105	10,314	1,031,419

Partners' capital (deficit), June 30, 2019	$1,586,444	$(308,744)	$1,277,700

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2019
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2019	$(2,696,719)	$(267,086)	$(2,963,805)

Net income (loss)	1,231,769	12,442	1,244,211

Partners' capital (deficit), June 30, 2019	$(1,464,950)	$(254,644)	$(1,719,594)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2019	$(1,577,434)	$(373,168)	$(1,950,602)

Net income (loss)	(30,476)	(308)	(30,784)

Partners' capital (deficit), June 30, 2019	$(1,607,910)	$(373,476)	$(1,981,386)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2019	$(1,297,719)	$(278,504)	$(1,576,223)

Net income (loss)	(22,553)	(228)	(22,781)

Partners' capital (deficit), June 30, 2019	$(1,320,272)	$(278,732)	$(1,599,004)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2019	2018

Cash flows from operating activities:

Net income (loss)	$4,700,300	$562,532
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	(4,884,617)	(1,189,317)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	23,600	57,500
(Decrease) Increase in accounts payable affiliates	69,806	(2,401,876)

Net cash provided by (used in) operating activities	(90,911)	(2,971,161)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	4,884,617	1,189,217

Net cash (used in) provided by investing activities	4,884,617	1,189,217

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,793,706	(1,781,944)

Cash and cash equivalents, beginning	22,926,529	27,208,717

Cash and cash equivalents, ending	$27,720,235	$25,426,773

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$25,000	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 20

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$139,567
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	(155,337)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	(135,229)

Net cash provided by (used in) operating activities	-	(150,999)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	155,337

Net cash (used in) provided by investing activities	-	155,337

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	4,338

Cash and cash equivalents, beginning	-	241,987

Cash and cash equivalents, ending	$-	$246,325

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 21

	2019	2018

Cash flows from operating activities:
Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 22

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$(18,239)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	6,426

Net cash provided by (used in) operating activities	-	(11,813)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(11,813)

Cash and cash equivalents, beginning	-	221,864

Cash and cash equivalents, ending	$-	$210,051

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 23

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$(13,825)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	(194,444)

Net cash provided by (used in) operating activities	-	(208,269)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(208,269)

Cash and cash equivalents, beginning	-	446,136

Cash and cash equivalents, ending	$-	$237,867

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 24

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(10,914)	$(25,328)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(5,000)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	(10,914)	(30,328)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,914)	(30,328)

Cash and cash equivalents, beginning	402,018	453,512

Cash and cash equivalents, ending	$391,104	$423,184

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 25

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 26

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(18,860)	$(25,237)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	(10,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	3,500
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	(18,860)	(32,237)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	10,500

Net cash (used in) provided by investing activities	-	10,500

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,860)	(21,737)

Cash and cash equivalents, beginning	554,439	642,258

Cash and cash equivalents, ending	$535,579	$620,521

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 27

	2019	2018

Cash flows from operating activities:

Net income (loss)	$9,555	$(10,358)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	9,555	(10,358)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,555	(10,358)

Cash and cash equivalents, beginning	6,500,234	6,799,933

Cash and cash equivalents, ending	$6,509,789	$6,789,575

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 28

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(10,673)	$(11,560)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	(8,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	3,500
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	(10,673)	(16,560)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	8,500

Net cash (used in) provided by investing activities	-	8,500

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,673)	(8,060)

Cash and cash equivalents, beginning	690,605	742,564

Cash and cash equivalents, ending	$679,932	$734,504

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 29

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(13,024)	$91,970
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	(123,094)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	10,500
(Decrease) Increase in accounts payable affiliates	7,260	(281,514)

Net cash provided by (used in) operating activities	(5,764)	(302,138)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	122,994

Net cash (used in) provided by investing activities	-	122,994

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,764)	(179,144)

Cash and cash equivalents, beginning	196,944	622,414

Cash and cash equivalents, ending	$191,180	$443,270

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 30

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$4,077
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	(24,006)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	10,500
(Decrease) Increase in accounts payable affiliates	-	(150,192)

Net cash provided by (used in) operating activities	-	(159,621)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	24,006

Net cash (used in) provided by investing activities	-	24,006

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(135,615)

Cash and cash equivalents, beginning	-	453,433

Cash and cash equivalents, ending	$-	$317,818

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 31

	2019	2018

Cash flows from operating activities:

Net income (loss)	$644,052	$(24,773)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	(587,469)	(7,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	8,000	3,500
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	64,583	(28,773)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	587,469	7,500

Net cash provided by investing activities	587,469	7,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	652,052	(21,273)

Cash and cash equivalents, beginning	1,953,570	1,971,680

Cash and cash equivalents, ending	$2,605,622	$1,950,407

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$25,000	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 32

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(13,770)	$449,363
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	(487,880)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	5,000
(Decrease) Increase in accounts payable affiliates	19,794	(665,793)

Net cash provided by (used in) operating activities	6,024	(699,310)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	487,880

Net cash provided by investing activities	-	487,880

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,024	(211,430)

Cash and cash equivalents, beginning	272,226	563,697

Cash and cash equivalents, ending	$278,250	$352,267

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 33

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(1,425)	$(27,422)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	13,318	(93,622)

Net cash provided by (used in) operating activities	11,893	(121,044)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,893	(121,044)

Cash and cash equivalents, beginning	236,612	452,033

Cash and cash equivalents, ending	$248,505	$330,989

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 34

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(14,641)	$(25,359)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	12,365	(87,634)

Net cash provided by (used in) operating activities	(2,276)	(112,993)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,276)	(112,993)

Cash and cash equivalents, beginning	178,285	394,837

Cash and cash equivalents, ending	$176,009	$281,844

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 35

	2019	2018

Cash flows from operating activities:

Net income (loss)	$2,681	$(16,570)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	2,681	(16,570)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,681	(16,570)

Cash and cash equivalents, beginning	4,395,774	4,428,306

Cash and cash equivalents, ending	$4,398,455	$4,411,736

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 36

	2019	2018

Cash flows from operating activities:

Net income (loss)	$475,620	$(43,526)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	(476,325)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	100	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	(605)	(43,526)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	476,325	-

Net cash (used in) provided by investing activities	476,325	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	475,720	(43,526)

Cash and cash equivalents, beginning	2,541,359	2,106,050

Cash and cash equivalents, ending	$3,017,079	$2,062,524

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 37

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$7,558
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	(189,816)

Net cash provided by (used in) operating activities	-	(182,258)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(182,258)

Cash and cash equivalents, beginning	-	517,887

Cash and cash equivalents, ending	$-	$335,629

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 38

	2019	2018

Cash flows from operating activities:

Net income (loss)	$1,445,265	$7,113
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	(1,463,974)	(7,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	14,000	3,500
(Decrease) Increase in accounts payable affiliates	-	(18,234)

Net cash provided by (used in) operating activities	(4,709)	(14,621)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,463,974	7,000

Net cash (used in) provided by investing activities	1,463,974	7,000

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,459,265	(7,621)

Cash and cash equivalents, beginning	1,499,106	1,492,145

Cash and cash equivalents, ending	$2,958,371	$1,484,524

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 39

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 40

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(18,106)	$(41,739)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(9,500)	-
(Decrease) Increase in accounts payable affiliates	20,870	(123,406)

Net cash provided by (used in) operating activities	(6,736)	(165,145)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

	-	-
Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,736)	(165,145)

Cash and cash equivalents, beginning	193,344	431,341

Cash and cash equivalents, ending	$186,608	$266,196

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 41

	2019	2018

Cash flows from operating activities:

Net income (loss)	$20,620	$7,630
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	(14,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	9,000
(Decrease) Increase in accounts payable affiliates	34,077	(355,168)

Net cash provided by (used in) operating activities	54,697	(352,538)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	14,000

Net cash (used in) provided by investing activities	-	14,000

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,697	(338,538)

Cash and cash equivalents, beginning	246,214	741,152

Cash and cash equivalents, ending	$300,911	$402,614

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 42

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(18,145)	$(31,463)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	(18,145)	(31,463)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,145)	(31,463)

Cash and cash equivalents, beginning	1,300,483	1,327,017

Cash and cash equivalents, ending	$1,282,338	$1,295,554

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 43

	2019	2018

Cash flows from operating activities:

Net income (loss)	$1,031,419	$7,320
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	(1,060,582)	(9,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	4,950	6,000
(Decrease) Increase in accounts payable affiliates	31,111	(295,671)

Net cash provided by (used in) operating activities	6,898	(291,351)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,060,582	9,000

Net cash (used in) provided by investing activities	1,060,582	9,000

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,067,480	(282,351)

Cash and cash equivalents, beginning	414,540	854,364

Cash and cash equivalents, ending	$1,482,020	$572,013

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 44

	2019	2018

Cash flows from operating activities:

Net income (loss)	$1,244,211	$(59,859)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	(1,296,267)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	6,050	-
(Decrease) Increase in accounts payable affiliates	(180,932)	60,098

Net cash provided by (used in) operating activities	(226,938)	239

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,296,267	-

Net cash (used in) provided by investing activities	1,296,267	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,069,329	239

Cash and cash equivalents, beginning	113,020	84,006

Cash and cash equivalents, ending	$1,182,349	$84,245

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 45

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(30,784)	$278,641
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	(342,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	7,500
(Decrease) Increase in accounts payable affiliates	59,644	70,024

Net cash provided by (used in) operating activities	28,860	13,665

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	342,500

Net cash (used in) provided by investing activities	-	342,500

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,860	356,165

Cash and cash equivalents, beginning	916,581	753,702

Cash and cash equivalents, ending	$945,441	$1,109,867

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 46

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(22,781)	$(55,449)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	52,299	52,299

Net cash provided by (used in) operating activities	29,518	(3,150)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,518	(3,150)

Cash and cash equivalents, beginning	321,175	466,399

Cash and cash equivalents, ending	$350,693	$463,249

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2019
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
June 30, 2019
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2019 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2019
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2019 and 2018, are as follows:

	2019	2018
Series 20	$ -	$ 2,771
Series 21	-	-
Series 22	-	6,426
Series 23	-	5,556
Series 24	10,299	10,761
Series 25	-	-
Series 26	13,938	15,609
Series 27	7,635	7,635
Series 28	7,296	8,844
Series 29	7,260	15,093
Series 30	-	10,829
Series 31	4,308	19,092
Series 32	19,794	22,087
Series 33	13,318	13,318
Series 34	12,365	12,366
Series 35	10,653	10,653
Series 36	5,172	7,626
Series 37	-	10,184
Series 38	16,581	18,234
Series 39	-	-
Series 40	20,870	26,594
Series 41	34,077	38,704
Series 42	23,790	29,334
Series 43	31,111	45,635
Series 44	54,702	57,825
Series 45	59,644	70,024
Series 46	52,299	52,299
	$405,112	$517,499

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2019
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the three months ended June 30, 2019 and 2018 are as follows:
	2019	2018
Series 20	$ -	$ 138,000
Series 23	-	200,000
Series 24	10,299	10,761
Series 26	13,938	15,609
Series 27	7,635	7,635
Series 28	7,296	8,844
Series 29	-	296,607
Series 30	-	161,021
Series 31	4,308	19,092
Series 32	-	687,880
Series 33	-	106,940
Series 34	-	100,000
Series 35	10,653	10,653
Series 36	5,172	7,626
Series 37	-	200,000
Series 38	16,581	36,468
Series 40	-	150,000
Series 41	-	393,872
Series 42	23,790	29,334
Series 43	-	341,306
	$ 99,672	$2,921,648

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2019
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2019 and 2018, the Fund has limited partnership interests in 121 and 156 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2019 and 2018 are as follows:
	2019	2018
Series 20	-	1
Series 21	-	-
Series 22	-	3
Series 23	-	3
Series 24	4	5
Series 25	-	-
Series 26	8	8
Series 27	3	3
Series 28	4	4
Series 29	5	5
Series 30	-	3
Series 31	-	7
Series 32	5	5
Series 33	3	3
Series 34	4	4
Series 35	2	2
Series 36	1	3
Series 37	-	1
Series 38	1	3
Series 39	-	-
Series 40	7	9
Series 41	11	11
Series 42	9	11
Series 43	12	16
Series 44	6	7
Series 45	22	25
Series 46	14	14
	121	156

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2019 and 2018, are as follows:
	2019	2018
Series 29	$ 785	$ 785
Series 30	-	65,176
Series 31	-	66,294
Series 32	1,229	1,229
Series 40	102	102
Series 42	254	254
Series 43	-	26,082
Series 45	16,724	16,724
	$19,094	$176,646

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the three months ended June 30, 2019 the Fund disposed of six Operating Partnerships. A summary of the dispositions by Series for June 30, 2019 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition	Gain on Disposition

Series 31	-	1	$587,469	$587,469
Series 36	-	1	476,325	476,325
Series 38	1	1	1,463,974	1,463,974
Series 43	-	1	1,060,582	1,060,582
Series 44	-	1	1,296,267	1,296,267
Total	1	5	$4,884,617	$4,884,617

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2019.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)
	2019	2018

Revenues
Rental	$ 9,231,700	$ 11,545,111
Interest and other	237,336	360,002
	9,469,036	11,905,113

Expenses
Interest	1,459,326	1,886,045
Depreciation and amortization	2,269,401	3,000,974
Operating expenses	6,755,756	8,355,030
	10,484,483	13,242,049

NET LOSS	$ (1,015,447)	$ (1,336,936)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (1,005,291)	$ (1,323,567)

Net loss allocated to other Partners	$ (10,156)	$ (13,369)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 20

	2019	2018
Revenues
Rental	$ -	$ 69,740
Interest and other	-	4,960
	-	74,700

Expenses
Interest	-	5,866
Depreciation and amortization	-	14,208
Operating expenses	-	62,258
	-	82,332

NET LOSS	$ -	$ (7,632)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (7,556)

Net loss allocated to other Partners	$ -	$ (76)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 21

	2019	2018
Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ -

Net loss allocated to other Partners	$ -	$ -

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 22
	2019	2018
Revenues
Rental	$ -	$ 127,504
Interest and other	-	3,212
	-	130,716

Expenses
Interest	-	10,877
Depreciation and amortization	-	27,270
Operating expenses	-	107,889
	-	146,036

NET LOSS	$ -	$ (15,320)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (15,167)

Net loss allocated to other Partners	$ -	$ (153)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 23
	2019	2018
Revenues
Rental	$ -	$ 102,185
Interest and other	-	4,210
	-	106,395

Expenses
Interest	-	7,445
Depreciation and amortization	-	22,548
Operating expenses	-	84,644
	-	114,637

NET LOSS	$ -	$ (8,242)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (8,160)

Net loss allocated to other Partners	$ -	$ (82)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 24
	2019	2018
Revenues
Rental	$ 211,158	$ 214,201
Interest and other	9,766	6,867
	220,924	221,068

Expenses
Interest	18,234	17,395
Depreciation and amortization	59,451	60,969
Operating expenses	177,353	171,220
	255,038	249,584

NET LOSS	$ (34,114)	$ (28,516)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (33,773)	$ (28,231)

Net loss allocated to other Partners	$ (341)	$ (285)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 25
	2019	2018
Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ -

Net loss allocated to other Partners	$ -	$ -

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 26
	2019	2018
Revenues
Rental	$ 302,606	$ 318,677
Interest and other	4,753	3,828
	307,359	322,505

Expenses
Interest	53,441	55,837
Depreciation and amortization	78,644	77,703
Operating expenses	284,598	268,413
	416,683	401,953

NET LOSS	$ (109,324)	$ (79,448)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (108,231)	$ (78,654)

Net loss allocated to other Partners	$ (1,093)	$ (794)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 27
	2019	2018
Revenues
Rental	$ 165,830	$ 165,151
Interest and other	2,311	3,247
	168,141	168,398

Expenses
Interest	7,779	8,310
Depreciation and amortization	44,584	44,462
Operating expenses	142,630	137,679
	194,993	190,451

NET LOSS	$ (26,852)	$ (22,053)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (26,583)	$ (21,832)

Net loss allocated to other Partners	$ (269)	$ (221)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 28
	2019	2018
Revenues
Rental	$ 209,625	$ 205,590
Interest and other	6,436	11,285
	216,061	216,875

Expenses
Interest	31,289	33,284
Depreciation and amortization	45,523	45,881
Operating expenses	167,651	170,438
	244,463	249,603

NET LOSS	$ (28,402)	$ (32,728)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (28,118)	$ (32,401)

Net loss allocated to other Partners	$ (284)	$ (327)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 29

	2019	2018
Revenues
Rental	$ 232,114	$ 302,956
Interest and other	21,992	12,746
	254,106	315,702

Expenses
Interest	39,826	63,618
Depreciation and amortization	46,163	66,659
Operating expenses	210,830	252,989
	296,819	383,266

NET LOSS	$ (42,713)	$ (67,564)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (42,286)	$ (66,888)

Net loss allocated to other Partners	$ (427)	$ (676)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 30
	2019	2018
Revenues
Rental	$ -	$ 203,637
Interest and other	-	5,858
	-	209,495

Expenses
Interest	-	19,972
Depreciation and amortization	-	48,004
Operating expenses	-	169,158
	-	237,134

NET LOSS	$ -	$ (27,639)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (27,363)

Net loss allocated to other Partners	$ -	$ (276)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 31
	2019	2018
Revenues
Rental	$ -	$ 301,590
Interest and other	-	10,945
	-	312,535

Expenses
Interest	-	22,551
Depreciation and amortization	-	108,367
Operating expenses	-	296,847
	-	427,765

NET LOSS	$ -	$ (115,230)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (114,078)

Net loss allocated to other Partners	$ -	$ (1,152)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 32
	2019	2018
Revenues
Rental	$ 380,931	$ 385,247
Interest and other	6,850	5,736
	387,781	390,983

Expenses
Interest	62,686	64,222
Depreciation and amortization	109,523	109,582
Operating expenses	306,902	320,647
	479,111	494,451

NET LOSS	$ (91,330)	$ (103,468)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (90,417)	$ (102,433)

Net loss allocated to other Partners	$ (913)	$ (1,035)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 33
	2019	2018
Revenues
Rental	$ 322,135	$ 316,467
Interest and other	10,404	11,510
	332,539	327,977

Expenses
Interest	46,610	50,837
Depreciation and amortization	70,198	69,767
Operating expenses	217,428	232,835
	334,236	353,439

NET LOSS	$ (1,697)	$ (25,462)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (1,680)	$ (25,207)

Net loss allocated to other Partners	$ (17)	$ (255)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 34
	2019	2018
Revenues
Rental	$ 246,003	$ 247,506
Interest and other	16,394	12,600
	262,397	260,106

Expenses
Interest	30,082	28,958
Depreciation and amortization	68,466	68,548
Operating expenses	213,930	185,490
	312,478	282,996

NET LOSS	$ (50,081)	$ (22,890)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (49,580)	$ (22,661)

Net loss allocated to other Partners	$ (501)	$ (229)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 35
	2019	2018
Revenues
Rental	$ 271,017	$ 252,467
Interest and other	4,005	14,152
	275,022	266,619

Expenses
Interest	42,885	41,622
Depreciation and amortization	81,433	80,578
Operating expenses	151,786	151,889
	276,104	274,089

NET LOSS	$ (1,082)	$ (7,470)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (1,071)	$ (7,395)

Net loss allocated to other Partners	$ (11)	$ (75)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 36
	2019	2018
Revenues
Rental	$ 44,387	$ 165,386
Interest and other	405	4,998
	44,792	170,384

Expenses
Interest	10,598	30,331
Depreciation and amortization	13,681	42,255
Operating expenses	42,974	120,885
	67,253	193,471

NET LOSS	$ (22,461)	$ (23,087)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (22,236)	$ (22,856)

Net loss allocated to other Partners	$ (225)	$ (231)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 37

	2019	2018
Revenues
Rental	$ -	$ 185,681
Interest and other	-	19,036
	-	204,717

Expenses
Interest	-	31,027
Depreciation and amortization	-	57,825
Operating expenses	-	133,661
	-	222,513

NET LOSS	$ -	$ (17,796)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (17,618)

Net loss allocated to other Partners	$ -	$ (178)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 38
	2019	2018
Revenues
Rental	$ 57,606	$ 405,363
Interest and other	444	8,187
	58,050	413,550

Expenses
Interest	6,584	55,620
Depreciation and amortization	13,817	77,757
Operating expenses	49,515	282,404
	69,916	415,781

NET LOSS	$ (11,866)	$ (2,231)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (11,747)	$ (2,209)

Net loss allocated to other Partners	$ (119)	$ (22)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 39
	2019	2018
Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET LOSS	$ -	$ -

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ -

Net loss allocated to other Partners	$ -	$ -

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 40
	2019	2018
Revenues
Rental	$ 441,912	$ 536,374
Interest and other	8,469	14,697
	450,381	551,071

Expenses
Interest	72,357	99,916
Depreciation and amortization	112,261	149,818
Operating expenses	324,446	427,291
	509,064	677,025

NET LOSS	$ (58,683)	$ (125,954)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (58,096)	$ (124,694)

Net loss allocated to other Partners	$ (587)	$ (1,260)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 41

	2019	2018
Revenues
Rental	$ 890,023	$ 907,775
Interest and other	15,975	14,831
	905,998	922,606

Expenses
Interest	141,672	170,013
Depreciation and amortization	184,231	192,377
Operating expenses	647,197	611,831
	973,100	974,221

NET LOSS	$ (67,102)	$ (51,615)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (66,431)	$ (51,099)

Net loss allocated to other Partners	$ (671)	$ (516)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 42
	2019	2018
Revenues
Rental	$ 565,584	$ 641,667
Interest and other	21,476	24,793
	587,060	666,460

Expenses
Interest	108,697	129,560
Depreciation and amortization	161,791	194,985
Operating expenses	425,984	474,725
	696,472	799,270

NET LOSS	$ (109,412)	$ (132,810)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (108,318)	$ (131,482)

Net loss allocated to other Partners	$ (1,094)	$ (1,328)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 43
	2019	2018
Revenues
Rental	$ 709,186	$ 1,046,749
Interest and other	22,890	45,181
	732,076	1,091,930

Expenses
Interest	58,995	128,333
Depreciation and amortization	209,208	347,594
Operating expenses	571,390	788,238
	839,593	1,264,165

NET LOSS	$ (107,517)	$ (172,235)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (106,442)	$ (170,513)

Net loss allocated to other Partners	$ (1,075)	$ (1,722)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 44
	2019	2018
Revenues
Rental	$ 1,292,523	$ 1,490,507
Interest and other	27,348	40,927
	1,319,871	1,531,434

Expenses
Interest	285,199	347,788
Depreciation and amortization	273,415	338,087
Operating expenses	776,122	855,541
	1,334,736	1,541,416

NET LOSS	$ (14,865)	$ (9,982)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (14,716)	$ (9,882)

Net loss allocated to other Partners	$ (149)	$ (100)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 45
	2019	2018
Revenues
Rental	$ 1,645,266	$ 1,772,558
Interest and other	38,435	40,396
	1,683,701	1,812,954

Expenses
Interest	202,174	227,709
Depreciation and amortization	413,271	472,229
Operating expenses	1,280,338	1,306,696
	1,895,783	2,006,634

NET LOSS	$ (212,082)	$ (193,680)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (209,961)	$ (191,743)

Net loss allocated to other Partners	$ (2,121)	$ (1,937)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 46
	2019	2018
Revenues
Rental	$ 1,243,794	$ 1,180,133
Interest and other	18,983	35,800
	1,262,777	1,215,933

Expenses
Interest	240,218	234,954
Depreciation and amortization	283,741	283,501
Operating expenses	764,682	741,362
	1,288,641	1,259,817

NET LOSS	$ (25,864)	$ (43,884)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (25,605)	$ (43,445)

Net loss allocated to other Partners	$ (259)	$ (439)

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
June 30, 2019

(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2015 remain open.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2019 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2019 were $405,112 and total fund management fees accrued as of June 30, 2019 were $19,372,724. During the three months ended June 30, 2019, $99,672 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund. During the three months ended June 30, 2019, an affiliate of the general partner of the Fund was paid a total of $235,634 by Series 44 for reimbursements of operating expenses of the Fund previously recorded.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of June 30, 2019.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended June 30, 2019, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in all 14 of the Operating Partnerships.

Prior to the quarter ended June 30, 2019, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in all 29 of the Operating Partnerships.

Prior to the quarter ended June 30, 2019, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended June 30, 2019, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 20 of the Operating Partnerships and 4 remain.

Prior to the quarter ended June 30, 2019, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended June 30, 2019, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 37 of the Operating Partnerships and 8 remain.

Prior to the quarter ended June 30, 2019, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 13 of the Operating Partnerships and 3 remain.

Prior to the quarter ended June 30, 2019, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2019, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 17 of the Operating Partnerships and 5 remain.

During the quarter ended June 30, 2019, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 1 Operating Partnership in the amount of $785 as of June 30, 2019. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since sold its interest in all 20 of the Operating Partnerships.

Prior to the quarter ended June 30, 2019, Series 30 had released all payments of its capital contributions to the Operating Partnerships.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since sold its interest in all 27 of the Operating Partnerships.

During the quarter ended June 30, 2019, Series 31 converted the outstanding contributions payable of $25,000 to capital, and now has released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended June 30, 2019, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 1 Operating Partnership in the amount of $1,229 as of June 30, 2019. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 7 of the Operating Partnerships and 3 remain.

Prior to the quarter ended June 30, 2019, Series 33 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2019, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 9 of the Operating Partnerships and 2 remain.

Prior to the quarter ended June 30, 2019, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in 10 of the Operating Partnerships and 1 remains.

Prior to the quarter ended June 30, 2019, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in all 7 of the Operating Partnerships.

Prior to the quarter ended June 30, 2019, Series 37 had released all payments of its capital contributions to the Operating Partnerships.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $18,612,287. Series 38 has since sold its interest in 9 of the Operating Partnerships and 1 remains. In addition, the Fund committed and used $420,296 of Series 38 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2019, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2019, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772. Series 40 has since sold its interest in 9 of the Operating Partnerships and 7 remain. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2019, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of June 30, 2019. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended June 30, 2019, Series 41 had released all payments of its capital contributions to the Operating Partnerships.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 14 of the Operating Partnerships and 9 remain.

During the quarter ended June 30, 2019, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 1 Operating Partnership in the amount of $254 as of June 30, 2019. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in June 30, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. Series 43 has since sold its interest in 11 of the Operating Partnerships and 12 remain. The Fund also committed and used $805,160 of Series 43 net offering proceeds to acquire membership interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. In addition, the Fund committed and used $268,451 of Series 43 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2019, Series 43 had released all payments of its capital contributions to the Operating Partnerships.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BACs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $20,248,519. Series 44 has since sold its interest in 4 of the Operating Partnerships and 6 remain. In addition, the Fund committed and used $164,164 of Series 44 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2019, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. Series 45 has since sold its interest in 9 of the Operating Partnerships and 22 remain. In addition, the Fund committed and used $302,862 of Series 45 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2019, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of June 30, 2019. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended June 30, 2019, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of June 30, 2019 and 2018, the Fund held limited partnership interests in 121 and 156 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2019, are as follows:

	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ -	$ -	$ -
Series 21	-	-	-
Series 22	-	-	-
Series 23	-	-	-
Series 24	10,299	2,356	7,943
Series 25	-	-	-
Series 26	13,938	1,000	12,938
Series 27	7,635	2,380	5,255
Series 28	7,296	2,000	5,296
Series 29	7,260	-	7,260
Series 30	-	-	-
Series 31	4,308	64,295	(59,987)
Series 32	19,794	13,000	6,794
Series 33	13,318	17,420	(4,102)
Series 34	12,365	3,000	9,365
Series 35	10,653	3,200	7,453
Series 36	5,172	-	5,172
Series 37	-	-	-
Series 38	16,581	-	16,581
Series 39	-	-	-
Series 40	20,870	7,380	13,490
Series 41	34,077	13,496	20,581
Series 42	23,790	1,504	22,286
Series 43	31,111	5,000	26,111
Series 44	54,702	6,771	47,931
Series 45	59,644	9,800	49,844
Series 46	52,299	7,828	44,471
	$405,112	$160,430	$244,682

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of June 30, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2019.

For the three month periods ended June 30, 2019 and 2018, Series 20 reflects a net loss from Operating Partnerships of $- and $(7,632), respectively, which includes depreciation and amortization of $- and $14,208, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 21

The series did not have any properties as of June 30, 2019 and 2018.

Series 22

As of June 30, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2019.

For the three month periods ended June 30, 2019 and 2018, Series 22 reflects a net loss from Operating Partnerships of $- and $(15,320), respectively, which includes depreciation and amortization of $- and $27,270, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In December 2018, the investment general partners transferred their respective interests in Concordia Housing Associates II, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,335,237 and cash proceeds to the investment partnerships of $20,000 and $20,000 for Series 22 and Series 23, respectively. Of the total proceeds received, $1,000 and $1,000 for Series 22 and Series 23, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $19,000 and $19,000 for Series 22 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the oinvestment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $19,000 and $19,000 for Series 22 and Series 23, respectively, as of December 31, 2018.

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

Series 23

As of June 30, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2019.

For the three month periods ended June 30, 2019 and 2018, Series 23 reflects a net loss from Operating Partnerships of $- and $(8,242), respectively, which includes depreciation and amortization of $- and $22,548, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 24

As of June 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at June 30, 2019, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 24 reflects a net loss from Operating Partnerships of $(34,114) and $(28,516), respectively, which includes depreciation and amortization of $59,451 and $60,969, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 25

The series did not have any properties as of June 30, 2019 and 2018.

Series 26

As of June 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at June 30, 2019, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 26 reflects a net loss from Operating Partnerships of $(109,324) and $(79,448), respectively, which includes depreciation and amortization of $78,644 and $77,703, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Beauregard Apartments Partnership, A L.D.H.A.

T.R. Bobb Apartments Partnership, A L.D.H.A.

Southwind Apartments, A L.D.H.A.

Warrensburg Heights L.P.

Series 27

As of June 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at June 30, 2019, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 27 reflects a net loss from Operating Partnerships of $(26,852) and $(22,053), respectively, which includes depreciation and amortization of $44,584 and $44,462, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Angelou Court

Series 28

As of June 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at June 30, 2019, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 28 reflects a net loss from Operating Partnerships of $(28,402) and $(32,728), respectively, which includes depreciation and amortization of $45,523 and $45,881, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Jackson Place Apartments, L.P.

Maplewood Apartments Partnership, A LA Partnership

Series 29

As of June 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at June 30, 2019, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 29 reflects a net loss from Operating Partnerships of $(42,713) and $(67,564), respectively, which includes depreciation and amortization of $46,163 and $66,659, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Westfield Apartments Partnership, A Louisiana Partnership

The Lincoln Hotel

Poplarville Housing Inc.

Series 30

As of June 30, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2019.

For the three month periods ended June 30, 2019 and 2018, Series 30 reflects a net loss from Operating Partnerships of $- and $(27,639), respectively, which includes depreciation and amortization of $- and $48,004, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 31

As of June 30, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2019.

For the three month periods ended June 30, 2019 and 2018, Series 31 reflects a net loss from Operating Partnerships of $- and $(115,230), respectively, which includes depreciation and amortization of $- and $108,367, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In April 2019, the operating general partner of Sencit Hampden Associates LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 10, 2019. The sales price of the property was $2,700,000, which included the outstanding mortgage balance of approximately $973,555. Of the total proceeds received by the investment partnership, $64,295 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $8,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $587,469 will be returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $587,469 as of June 30, 2019.

Series 32

As of June 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at June 30, 2019, all of which were at 100% Qualified Occupancy

For the three month periods ended June 30, 2019 and 2018, Series 32 reflects a net loss from Operating Partnerships of $(91,330) and $(103,468), respectively, which includes depreciation and amortization of $109,523 and $109,582, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In January 2018, the operating general partner of Pyramid Four Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 17, 2018. The sales price of the property was $1,536,000, which included the outstanding mortgage balance of approximately $388,399 and cash proceeds to the investment partnership of $492,880. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $487,880 will be returned to cash reserves held by Series 32. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $487,880 as of June 30, 2018. In March 2019, the investment partnership received additional proceeds equal to its share of the Operating Partnership's cash in the amount of $51,208 which was returned to the cash reserves.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Pecan Manor Apartments Partnership, A Louisiana Partnership in Commendam

Parkside Plaza, LLP

Series 33

As of June 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at June 30, 2019, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 33 reflects a net loss from Operating Partnerships of $(1,697) and $(25,462), respectively, which includes depreciation and amortization of $70,198 and $69,767, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 34

As of June 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at June 30, 2019, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 34 reflects a net loss from Operating Partnerships of $(50,081) and $(22,890), respectively, which includes depreciation and amortization of $68,466 and $68,548, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

RHP 96-I, L.P.

Belmont Affordable Housing II, LP

Series 35

As of June 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at June 30, 2019, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 35 reflects a net loss from Operating Partnerships of $(1,082) and $(7,470), respectively, which includes depreciation and amortization of $81,433 and $80,578, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 36

As of June 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at June 30, 2019, which was at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 36 reflects a net loss from Operating Partnerships of $(22,461) and $(23,087), respectively, which includes depreciation and amortization of $13,681 and $42,255, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In February 2019, the operating general partner of Willowbrook Apartments Partnership, A Louisiana Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 19, 2019. The sales price of the property was $1,625,000, which included the outstanding mortgage balance of approximately $522,219 and cash proceeds to the investment partnership of $481,325. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $476,325 will be returned to cash reserves held by Series 36. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $476,325 as of June 30, 2019.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Wingfield Apartments Limited Partnership

Series 37

As of June 30, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2019.

For the three month periods ended June 30, 2019 and 2018, Series 37 reflects a net loss from Operating Partnerships of $- and $(17,796), respectively, which includes depreciation and amortization of $- and $57,825, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 38

As of June 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at June 30, 2019, which was at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 38 reflects a net loss from Operating Partnerships of $(11,866) and $(2,231), respectively, which includes depreciation and amortization of $13,817 and $77,757, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In February 2019, the operating general partner of Willowbrook II Apartments Partnership, A Louisiana Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 19, 2019. The sales price of the property was $1,625,000, which included the outstanding mortgage balance of approximately $425,416 and cash proceeds to the investment partnership of $527,974. Of the total proceeds received by the investment partnership, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $522,974 will be returned to cash reserves held by Series 38. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $522,974 as of June 30, 2019.

In June 2019, the investment general partner transferred its interest in Aldine Westfield Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,544,775 and cash proceeds to the investment partnership of $950,000. Of the total proceeds received, $9,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $941,000 were returned to cash reserves held by Series 38. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $941,000 as of June 30, 2019.

Series 39

The series did not have any properties as of June 30, 2019 and 2018.

Series 40

As of June 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at June 30, 2019, all of which at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 40 reflects a net loss from Operating Partnerships of $(58,683) and $(125,954), respectively, which includes depreciation and amortization of $112,261 and $149,818, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In January 2019, the investment general partner transferred its interest in Sedgwick-Sundance Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,082,984 and cash proceeds to the investment partnership of $27,144. Of the total proceeds received, $9,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs and appraisal services. The remaining proceeds of approximately $17,644 were returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $17,644 as of March 31, 2019.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Center Place Apartments II Limited Partnership

Oakland Partnership, A Louisiana Partnership

Series 41

As of June 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2019, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 41 reflects a net loss from Operating Partnerships of $(67,102) and $(51,615), respectively, which includes depreciation and amortization of $184,231 and $192,377, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Cedar Grove Apartments, Phase I Limited Partnership

Rural Housing Partners of Mendota

Series 42

As of June 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2019, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 42 reflects a net loss from Operating Partnerships of $(109,412) and $(132,810), respectively, which includes depreciation and amortization of $161,791 and $194,985, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Wingfield Apartments Partnership II, LP

Series 43

As of June 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at June 30, 2019, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 43 reflects a net loss from Operating Partnerships of $(107,517) and $(172,235), respectively, which includes depreciation and amortization of $209,208 and $347,594, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In March 2019, the operating general partner of Alexander Mills, LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 31, 2019. The sales price of the property was $21,216,275, which included the outstanding mortgage balance of approximately $11,408,365 and cash proceeds to the investment partnerships of $1,065,532 and $1,302,317 for Series 43 and Series 44, respectively. Of the total proceeds received by the investment partnerships, $4,950 and $6,050 for Series 43 and Series 44, respectively, will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, as of June 30, 2019.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Parkside Plaza, LLP

Series 44

As of June 30, 2019 and 2018, the average Qualified Occupancy was 100%. The series had a total of 6 properties at June 30, 2019, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 44 reflects a net loss from Operating Partnerships of $(14,865) and $(9,982), respectively, which includes depreciation and amortization of $273,415 and $338,087, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

United Development CO. 2001 LP (Memphis 102) is a 102-unit single family home scattered site development, located in Memphis, TN. In September 2013, the court-appointed receiver for the Operating Partnership entered into an agreement to sell the property to a third-party buyer for $1,173,000; the sale transaction closed on November 26, 2013. After payment of the outstanding real estate taxes, the remaining proceeds of $210,000 were paid to the first mortgage lender. There were no cash proceeds to the investment partnership. The buyer agreed to operate the property in accordance with the land use and regulatory agreement as well as Section 42 of the Tax Code; therefore, resulting in no tax credit recapture or interest penalties for the investment limited partner stemming from the sale. The investment limited partners will; however, lose federal tax credits in 2013 and 2014 totaling $30,660 and $131,253, respectively, in addition to the recapture in 2012 totaling $281,707, equivalent to $104 per 1,000 BACs. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded. Despite the sale of the property, the low income housing tax credit compliance period for the tax credits received remains unchanged and expired on December 31, 2018.

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

In March 2019, the operating general partner of Alexander Mills, LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 31, 2019. The sales price of the property was $21,216,275, which included the outstanding mortgage balance of approximately $11,408,365 and cash proceeds to the investment partnerships of $1,065,532 and $1,302,317 for Series 43 and Series 44, respectively. Of the total proceeds received by the investment partnerships, $4,950 and $6,050 for Series 43 and Series 44, respectively, will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, as of June 30, 2019.

Series 45

As of June 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2019, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 45 reflects a net loss from Operating Partnerships of $(212,082) and $(193,680), respectively, which includes depreciation and amortization of $413,271 and $472,229, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Jefferson Housing, LP (Jefferson House) is a 101-unit property located in Lynchburg, VA. The property continues to operate below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations in conjunction with the Virginia Housing Development Authority. As of June 30, 2019, the property is maintaining average occupancy of 77%. Reporting delays remain a consistent issue. The operating general partner has an unlimited operating deficit guarantee. The low income housing tax credit compliance period expires on December 31, 2019.

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2017 and continues to operate below breakeven due to high operating expenses. Water expenses have risen as a result of a significant rate increase implemented in 2016. Additionally, the property has ongoing sewage pump and sewer line issues. The sewer line must be pumped at least once a quarter, totaling $20,000 annually. This expense is expected to continue as the operating general partner does not plan to replace the line. The property operated at a cash deficit of ($7,031) in 2018. Occupancy averaged 97% in 2018 and averaged 98% in the first half of 2019. The investment limited partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

University Plaza Investment Group, LLLP (University Plaza Senior Complex) is a 34-unit property in Greeley, CO.  On May 31, 2019, a complaint was filed by the daughter of a resident that burned to death in his unit. On November 28, 2017, a 74 year old man, that was confined to a wheelchair, was burned to death in his apartment. The Plaintiff has requested a trial by jury. At this time any outcome cannot be determine and the investment general partner and legal counsel will continue to monitor the case.

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

Heritage Christian Home III, L.P.

Series 46

As of June 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2019, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 46 reflects a net loss from Operating Partnerships of $(25,864) and $(43,884), respectively, which includes depreciation and amortization of $283,741 and $283,501, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2017 and continues to operate below breakeven due to high operating expenses. Water expenses have risen as a result of a significant rate increase implemented in 2016. Additionally, the property has ongoing sewage pump and sewer line issues. The sewer line must be pumped at least once a quarter, totaling $20,000 annually. This expense is expected to continue as the operating general partner does not plan to replace the line. The property operated at a cash deficit of ($7,031) in 2018. Occupancy averaged 97% in 2018 and averaged 98% in the first half of 2019. The investment limited partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

Linden-Shawnee Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Shawnee, OK. The property was added to the Watchlist during second quarter of 2019 for below breakeven operations due to low occupancy and elevate operating expenses. As of June 30, 2019, occupancy is 87%. The investment limited partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Linden-Shawnee Partners, L.P. expires on December 31, 2020.

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit family property in McComb, MS. The property operated above breakeven through second quarter 2019 mainly due increased in occupancy and increased income. Average occupancy has improved through the second quarter of 2019, averaging 95% for the year which is up from 93% in 2018. The investment limited partner will continue to work with the operating general partner on improving occupancy and reducing expenses. The 15-year low income housing tax credit compliance period for Saint Martin Apartments, L.P. expires on December 31, 2020. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Saint Martin Apartments, L.P. subsequent to June 30, 2019.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2019.

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

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: August 13, 2019		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 13, 2019	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

August 13, 2019	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.