Form 10-Q
period 2019-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2019-11-13
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-31
Condensed Statements of Operations	32-87
Condensed Statements of Changes in Partners' Capital (Deficit)	88-115
Condensed Statements of Cash Flows	116-143
Notes to Condensed Financial Statements	144-178

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	179-215

Item 3. Quantitative and Qualitative Disclosures About Market Risk	216

Item 4. Controls and Procedures	216

PART II OTHER INFORMATION

Item 1. Legal Proceedings	217

Item 1A. Risk Factors	217

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	217

Item 3. Defaults Upon Senior Securities	217

Item 4. Mine Safety Disclosures	217

Item 5. Other Information	217

Item 6. Exhibits	217

Signatures	218

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	31,652,589	22,926,529
Other assets	15,088	40,088

	$31,667,677	$22,966,617

LIABILITIES

Accounts payable and accrued expenses	$541,272	$550,316
Accounts payable affiliates (Note C)	16,957,211	19,302,918
Capital contributions payable	18,992	44,094

	17,517,475	19,897,328

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,048,603 outstanding as of September 30, 2019 and March 31, 2019.	14,626,888	3,656,782
General Partner	(476,686)	(587,493)

	14,150,202	3,069,289

	$31,667,677	$22,966,617

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,828,200 outstanding as of September 30, 2019 and March 31, 2019.	(754,767)	(754,767)
General Partner	754,767	754,767

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of September 30, 2019 and March 31, 2019.	(898,231)	(898,231)
General Partner	898,231	898,231

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,550,145 outstanding as of September 30, 2019 and March 31, 2019.	(2,448,362)	(2,448,362)
General Partner	2,448,362	2,448,362

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,303,327 outstanding as of September 30, 2019 and March 31, 2019.	(224,264)	(224,264)
General Partner	224,264	224,264

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	362,191	402,018
Other assets	-	-

	$362,191	$402,018

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,150,053 outstanding as of September 30, 2019 and March 31, 2019.	537,821	577,250
General Partner	(175,630)	(175,232)

	362,191	402,018

	$362,191	$402,018

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of September 30, 2019 and March 31, 2019.	219,815	219,815
General Partner	(219,815)	(219,815)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	498,271	554,439
Other assets	-	-

	$498,271	$554,439

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,956,674 outstanding as of September 30, 2019 and March 31, 2019.	811,631	867,237
General Partner	(313,360)	(312,798)

	498,271	554,439

	$498,271	$554,439

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	7,301,073	6,500,234
Other assets	-	-

	$7,301,073	$6,500,234

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,431,350 outstanding as of September 30, 2019 and March 31, 2019.	7,434,510	6,641,679
General Partner	(133,437)	(141,445)

	7,301,073	6,500,234

	$7,301,073	$6,500,234

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	660,142	690,605
Other assets	-	-

	$660,142	$690,605

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,979,139 outstanding as of September 30, 2019 and March 31, 2019.	935,378	965,536
General Partner	(275,236)	(274,931)

	660,142	690,605

	$660,142	$690,605

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	169,323	196,944
Other assets	-	-

	$169,323	$196,944

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,091,355	3,076,835
Capital contributions payable	785	785

	3,092,140	3,077,620

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,942,925 outstanding as of September 30, 2019 and March 31, 2019.	(2,554,942)	(2,513,222)
General Partner	(367,875)	(367,454)

	(2,922,817)	(2,880,676)

	$169,323	$196,944

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,621,200 outstanding as of September 30, 2019 and March 31, 2019.	(883,119)	(883,119)
General Partner	883,119	883,119

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,608,481	1,953,570
Other assets	-	25,000

	$2,608,481	$1,978,570

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	25,000

	-	25,000

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,375,757 outstanding as of September 30, 2019 and March 31, 2019.	2,961,655	2,313,293
General Partner	(353,174)	(359,723)

	2,608,481	1,953,570

	$2,608,481	$1,978,570

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	209,217	272,226
Other assets	-	-

	$209,217	$272,226

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	206,905	218,525
Capital contributions payable	1,229	1,229

	208,134	219,754

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,724,298 outstanding as of September 30, 2019 and March 31, 2019.	407,436	458,311
General Partner	(406,353)	(405,839)

	1,083	52,472

	$209,217	$272,226

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	560,425	236,612
Other assets	-	-

	$560,425	$236,612

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	1,099,287
Capital contributions payable	-	-

	-	1,099,287

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,621,433 outstanding as of September 30, 2019 and March 31, 2019.	780,601	(628,268)
General Partner	(220,176)	(234,407)

	560,425	(862,675)

	$560,425	$236,612

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	418,217	178,285
Other assets	-	-

	$418,217	$178,285

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,713,691	2,689,830
Capital contributions payable	-	-

	2,713,691	2,689,830

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,496,419 outstanding as of September 30, 2019 and March 31, 2019.	(1,972,130)	(2,186,040)
General Partner	(323,344)	(325,505)

	(2,295,474)	(2,511,545)

	$418,217	$178,285

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	4,528,570	4,395,774
Other assets	-	-

	$4,528,570	$4,395,774

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,277,913 outstanding as of September 30, 2019 and March 31, 2019.	4,765,309	4,633,841
General Partner	(236,739)	(238,067)

	4,528,570	4,395,774

	$4,528,570	$4,395,774

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	3,001,732	2,541,359
Other assets	-	-

	$3,001,732	$2,541,359

LIABILITIES

Accounts payable and accrued expenses	$19,806	$24,706
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	19,806	24,706

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,083,704 outstanding as of September 30, 2019 and March 31, 2019.	3,130,770	2,670,150
General Partner	(148,844)	(153,497)

	2,981,926	2,516,653

	$3,001,732	$2,541,359

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,489,100 outstanding as of September 30, 2019 and March 31, 2019.	205,359	205,359
General Partner	(205,359)	(205,359)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,941,142	1,499,106
Other assets	-	-

	$2,941,142	$1,499,106

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,536,200 outstanding as of September 30, 2019 and March 31, 2019.	3,130,015	1,702,399
General Partner	(188,873)	(203,293)

	2,941,142	1,499,106

	$2,941,142	$1,499,106

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of September 30, 2019 and March 31, 2019.	196,043	196,043
General Partner	(196,043)	(196,043)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,541,322	193,344
Other assets	-	-

	$1,541,322	$193,344

LIABILITIES

Accounts payable and accrued expenses	$5,356	$9,500
Accounts payable affiliates (Note C)	1,075,996	2,224,213
Capital contributions payable	-	102

	1,081,352	2,233,815

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,611,356 outstanding as of September 30, 2019 and March 31, 2019.	680,314	(1,795,123)
General Partner	(220,344)	(245,348)

	459,970	(2,040,471)

	$1,541,322	$193,344

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	280,671	246,214
Other assets	-	-

	$280,671	$246,214

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,581,763	2,513,609
Capital contributions payable	-	-

	2,581,763	2,513,609

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,872,426 outstanding as of September 30, 2019 and March 31, 2019.	(2,028,913)	(1,995,553)
General Partner	(272,179)	(271,842)

	(2,301,092)	(2,267,395)

	$280,671	$246,214

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,241,624	1,300,483
Other assets	11,300	11,300

	$1,252,924	$1,311,783

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	254	254

	254	254

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,722,862 outstanding as of September 30, 2019 and March 31, 2019.	1,481,081	1,539,351
General Partner	(228,411)	(227,822)

	1,252,670	1,311,529

	$1,252,924	$1,311,783

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,433,111	414,540
Other assets	-	-

	$1,433,111	$414,540

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	168,259
Capital contributions payable	-	-

	-	168,259

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,627,487 outstanding as of September 30, 2019 and March 31, 2019.	1,740,301	565,339
General Partner	(307,190)	(319,058)

	1,433,111	246,281

	$1,433,111	$414,540

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,743,422	113,020
Other assets	-	-

	$2,743,422	$113,020

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,944,080	3,076,825
Capital contributions payable	-	-

	2,944,080	3,076,825

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,689,173 outstanding as of September 30, 2019 and March 31, 2019.	38,797	(2,696,719)
General Partner	(239,455)	(267,086)

	(200,658)	(2,963,805)

	$2,743,422	$113,020

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	802,749	916,581
Other assets	-	-

	$802,749	$916,581

LIABILITIES

Accounts payable and accrued expenses	$516,110	$516,110
Accounts payable affiliates (Note C)	2,337,637	2,334,349
Capital contributions payable	16,724	16,724

	2,870,471	2,867,183

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 4,007,167 outstanding as of September 30, 2019 and March 31, 2019.	(1,693,383)	(1,577,434)
General Partner	(374,339)	(373,168)

	(2,067,722)	(1,950,602)

	$802,749	$916,581

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	September 30, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	350,906	321,175
Other assets	3,788	3,788

	$354,694	$324,963

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,005,784	1,901,186
Capital contributions payable	-	-

	2,005,784	1,901,186

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,965,635 outstanding as of September 30, 2019 and March 31, 2019.	(1,371,837)	(1,297,719)
General Partner	(279,253)	(278,504)

	(1,651,090)	(1,576,223)

	$354,694	$324,963

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2019	2018

Income
Interest income	$88,130	$52,135
Other income	104,513	75,634

	192,643	127,769

Gain on disposition of Operating Partnerships (Note D)	6,966,046	1,430,313

Expenses
Professional fees	314,129	58,780
Fund management fee, net (Note C)	341,092	404,905
General and administrative expenses	122,855	165,278

	778,076	628,963

NET INCOME (LOSS)	$6,380,613	$929,119

Net income (loss) allocated to assignees	$6,316,810	$919,829

Net income (loss) allocated to general partner	$63,803	$9,290

Net income (loss) per BAC	$.08	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 20

	2019	2018

Income
Interest income	$-	$393
Other income	-	-

	-	393

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	-	1,565
Fund management fee, net (Note C)	-	2,549
General and administrative expenses	-	7,139

	-	11,253

NET INCOME (LOSS)	$-	$(10,860)

Net income (loss) allocated to assignees	$-	$(10,751)

Net income (loss) allocated to general partner	$-	$(109)

Net income (loss) per BAC	$-	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 21

	2019	2018

Income
Interest income	$-	$-
Other income	-	-

	-	-

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-

	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 22

	2019	2018

Income
Interest income	$-	$591
Other income	-	-

	-	591

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	-	1,565
Fund management fee, net (Note C)	-	6,426
General and administrative expenses	-	6,453

	-	14,444

NET INCOME (LOSS)	$-	$(13,853)

Net income (loss) allocated to assignees	$-	$(13,714)

Net income (loss) allocated to general partner	$-	$(139)

Net income (loss) per BAC	$-	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 23

	2019	2018

Income
Interest income	$-	$633
Other income	-	1,977

	-	2,610

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	-	1,686
Fund management fee, net (Note C)	-	5,556
General and administrative expenses	-	6,983

	-	14,225

NET INCOME (LOSS)	$-	$(11,615)

Net income (loss) allocated to assignees	$-	$(11,499)

Net income (loss) allocated to general partner	$-	$(116)

Net income (loss) per BAC	$-	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 24

	2019	2018

Income
Interest income	$894	$528
Other income	-	582

	894	1,110

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	13,776	1,746
Fund management fee, net (Note C)	10,299	9,594
General and administrative expenses	5,732	6,116

	29,807	17,456

NET INCOME (LOSS)	$(28,913)	$(16,346)

Net income (loss) allocated to assignees	$(28,624)	$(16,182)

Net income (loss) allocated to general partner	$(289)	$(164)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 25

	2019	2018

Income
Interest income	$-	$-
Other income	-	-

	-	-

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-

	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 26

	2019	2018

Income
Interest income	$1,312	$1,023
Other income	-	-

	1,312	1,023

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	16,317	2,166
Fund management fee, net (Note C)	13,938	13,938
General and administrative expenses	8,365	7,233

	38,620	23,337

NET INCOME (LOSS)	$(37,308)	$(22,314)

Net income (loss) allocated to assignees	$(36,935)	$(22,090)

Net income (loss) allocated to general partner	$(373)	$(224)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 27

	2019	2018

Income
Interest income	$19,771	$13,765
Other income	15,472	1,366

	35,243	15,131

Gain on disposition of Operating Partnerships (Note D)	776,922	-

Expenses
Professional fees	11,510	2,670
Fund management fee, net (Note C)	3,635	5,255
General and administrative expenses	5,736	6,244

	20,881	14,169

NET INCOME (LOSS)	$791,284	$962

Net income (loss) allocated to assignees	$783,372	$952

Net income (loss) allocated to general partner	$7,912	$10

Net income (loss) per BAC	$.32	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 28

	2019	2018

Income
Interest income	$1,764	$1,047
Other income	-	-

	1,764	1,047

Gain on disposition of Operating Partnerships (Note D)	7,100	-

Expenses
Professional fees	13,529	1,686
Fund management fee, net (Note C)	7,296	7,296
General and administrative expenses	7,829	7,027

	28,654	16,009

NET INCOME (LOSS)	$(19,790)	$(14,962)

Net income (loss) allocated to assignees	$(19,592)	$(14,813)

Net income (loss) allocated to general partner	$(198)	$(149)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 29

	2019	2018

Income
Interest income	$610	$962
Other income	-	-

	610	962

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	15,795	1,866
Fund management fee, net (Note C)	7,260	7,261
General and administrative expenses	6,672	7,223

	29,727	16,350

NET INCOME (LOSS)	$(29,117)	$(15,388)

Net income (loss) allocated to assignees	$(28,826)	$(15,234)

Net income (loss) allocated to general partner	$(291)	$(154)

Net income (loss) per BAC	$(.01)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 30

	2019	2018

Income
Interest income	$-	$789
Other income	-	-

	-	789

Gain on disposition of Operating Partnerships (Note D)	-	17,549

Expenses
Professional fees	-	1,866
Fund management fee, net (Note C)	-	7,462
General and administrative expenses	-	6,263

	-	15,591

NET INCOME (LOSS)	$-	$2,747

Net income (loss) allocated to assignees	$-	$2,720

Net income (loss) allocated to general partner	$-	$27

Net income (loss) per BAC	$-	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 31

	2019	2018

Income
Interest income	$6,536	$4,528
Other income	-	-

	6,536	4,528

Gain on disposition of Operating Partnerships (Note D)	31,431	61,952

Expenses
Professional fees	19,370	1,986
Fund management fee, net (Note C)	-	16,535
General and administrative expenses	7,738	7,083

	27,108	25,604

NET INCOME (LOSS)	$10,859	$40,876

Net income (loss) allocated to assignees	$10,751	$40,467

Net income (loss) allocated to general partner	$108	$409

Net income (loss) per BAC	$.00	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 32

	2019	2018

Income
Interest income	$1,125	$341
Other income	4,320	-

	5,445	341

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	15,115	1,866
Fund management fee, net (Note C)	19,794	19,794
General and administrative expenses	8,155	7,173

	43,064	28,833

NET INCOME (LOSS)	$(37,619)	$(28,492)

Net income (loss) allocated to assignees	$(37,243)	$(28,207)

Net income (loss) allocated to general partner	$(376)	$(285)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,

(Unaudited)

Series 33

	2019	2018

Income
Interest income	$937	$829
Other income	14,427	2,536

	15,364	3,365

Gain on disposition of Operating Partnerships (Note D)	1,442,632	-

Expenses
Professional fees	13,772	1,686
Fund management fee, net (Note C)	13,316	8,898
General and administrative expenses	6,383	6,049

	33,471	16,633

NET INCOME (LOSS)	$1,424,525	$(13,268)

Net income (loss) allocated to assignees	$1,410,280	$(13,135)

Net income (loss) allocated to general partner	$14,245	$(133)

Net income (loss) per BAC	$.54	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 34

	2019	2018

Income
Interest income	$825	$540
Other income	2,100	1,539

	2,925	2,079

Gain on disposition of Operating Partnerships (Note D)	257,500	-

Expenses
Professional fees	12,207	1,626
Fund management fee, net (Note C)	11,496	8,166
General and administrative expenses	6,010	6,559

	29,713	16,351

NET INCOME (LOSS)	$230,712	$(14,272)

Net income (loss) allocated to assignees	$228,405	$(14,130)

Net income (loss) allocated to general partner	$2,307	$(142)

Net income (loss) per BAC	$.07	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 35

	2019	2018

Income
Interest income	$13,538	$8,426
Other income	2,180	-

	15,718	8,426

Gain on disposition of Operating Partnerships (Note D)	141,000	-

Expenses
Professional fees	10,813	1,626
Fund management fee, net (Note C)	9,847	4,053
General and administrative expenses	5,943	6,499

	26,603	12,178

NET INCOME (LOSS)	$130,115	$(3,752)

Net income (loss) allocated to assignees	$128,814	$(3,715)

Net income (loss) allocated to general partner	$1,301	$(37)

Net income (loss) per BAC	$.04	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 36

	2019	2018

Income
Interest income	$10,538	$5,249
Other income	-	-

	10,538	5,249

Gain on disposition of Operating Partnerships (Note D)	-	243,163

Expenses
Professional fees	12,135	10,708
Fund management fee, net (Note C)	2,739	5,990
General and administrative expenses	6,011	5,794

	20,885	22,492

NET INCOME (LOSS)	$(10,347)	$225,920

Net income (loss) allocated to assignees	$(10,244)	$223,661

Net income (loss) allocated to general partner	$(103)	$2,259

Net income (loss) per BAC	$(.00)	$.11

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 37

	2019	2018

Income
Interest income	$-	$717
Other income	-	-

	-	717

Gain on disposition of Operating Partnerships (Note D)	-	1,020,649

Expenses
Professional fees	-	1,566
Fund management fee, net (Note C)	-	3,396
General and administrative expenses	-	9,704

	-	14,666

NET INCOME (LOSS)	$-	$1,006,700

Net income (loss) allocated to assignees	$-	$996,633

Net income (loss) allocated to general partner	$-	$10,067

Net income (loss) per BAC	$-	$.40

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 38

	2019	2018

Income
Interest income	$9,160	$1,720
Other income	5,700	24,000

	14,860	25,720

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	12,832	1,746
Fund management fee, net (Note C)	(258)	16,581
General and administrative expenses	5,515	6,006

	18,089	24,333

NET INCOME (LOSS)	$(3,229)	$1,387

Net income (loss) allocated to assignees	$(3,196)	$1,373

Net income (loss) allocated to general partner	$(33)	$14

Net income (loss) per BAC	$(.00)	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 39

	2019	2018

Income
Interest income	$-	$-
Other income	-	-

	-	-

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-

	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 40

	2019	2018

Income
Interest income	$637	$787
Other income	6,639	1,250

	7,276	2,037

Gain on disposition of Operating Partnerships (Note D)	2,554,005	44,500

Expenses
Professional fees	17,624	2,046
Fund management fee, net (Note C)	19,612	21,194
General and administrative expenses	5,498	6,017

	42,734	29,257

NET INCOME (LOSS)	$2,518,547	$17,280

Net income (loss) allocated to assignees	$2,493,362	$17,108

Net income (loss) allocated to general partner	$25,185	$172

Net income (loss) per BAC	$.95	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 41

	2019	2018

Income
Interest income	$878	$875
Other income	1,302	-

	2,180	875

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	18,902	2,466
Fund management fee, net (Note C)	31,714	34,076
General and administrative expenses	5,881	10,538

	56,497	47,080

NET INCOME (LOSS)	$(54,317)	$(46,205)

Net income (loss) allocated to assignees	$(53,774)	$(45,743)

Net income (loss) allocated to general partner	$(543)	$(462)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 42

	2019	2018

Income
Interest income	$4,826	$3,873
Other income	4,715	290

	9,541	4,163

Gain on disposition of Operating Partnerships (Note D)	-	42,500

Expenses
Professional fees	21,209	2,286
Fund management fee, net (Note C)	23,338	15,249
General and administrative expenses	5,708	6,129

	50,255	23,664

NET INCOME (LOSS)	$(40,714)	$22,999

Net income (loss) allocated to assignees	$(40,306)	$22,769

Net income (loss) allocated to general partner	$(408)	$230

Net income (loss) per BAC	$(.01)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 43

	2019	2018

Income
Interest income	$5,746	$1,360
Other income	4,988	639

	10,734	1,999

Gain on disposition of Operating Partnerships (Note D)	195,000	-

Expenses
Professional fees	24,014	2,526
Fund management fee, net (Note C)	20,125	44,591
General and administrative expenses	6,184	7,508

	50,323	54,625

NET INCOME (LOSS)	$155,411	$(52,626)

Net income (loss) allocated to assignees	$153,857	$(52,100)

Net income (loss) allocated to general partner	$1,554	$(526)

Net income (loss) per BAC	$.04	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 44

	2019	2018

Income
Interest income	$4,319	$99
Other income	11,961	13,800

	16,280	13,899

Gain on disposition of Operating Partnerships (Note D)	1,560,456	-

Expenses
Professional fees	14,791	1,926
Fund management fee, net (Note C)	37,351	46,192
General and administrative expenses	5,658	6,159

	57,800	54,277

NET INCOME (LOSS)	$1,518,936	$(40,378)

Net income (loss) allocated to assignees	$1,503,747	$(39,975)

Net income (loss) allocated to general partner	$15,189	$(403)

Net income (loss) per BAC	$.56	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 45

	2019	2018

Income
Interest income	$3,625	$2,148
Other income	8,725	4,116

	12,350	6,264

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	31,242	5,678
Fund management fee, net (Note C)	59,591	47,015
General and administrative expenses	7,853	6,982

	98,686	59,675

NET INCOME (LOSS)	$(86,336)	$(53,411)

Net income (loss) allocated to assignees	$(85,473)	$(52,877)

Net income (loss) allocated to general partner	$(863)	$(534)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 46

	2019	2018

Income
Interest income	$1,089	$912
Other income	21,984	23,539

	23,073	24,451

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	19,176	2,226
Fund management fee, net (Note C)	49,999	47,838
General and administrative expenses	5,984	6,397

	75,159	56,461

NET INCOME (LOSS)	$(52,086)	$(32,010)

Net income (loss) allocated to assignees	$(51,565)	$(31,689)

Net income (loss) allocated to general partner	$(521)	$(321)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2019	2018

Income
Interest income	$157,936	$102,997
Other income	212,121	262,123

	370,057	365,120

Gain on disposition of Operating Partnerships (Note D)	11,850,663	2,619,630

Expenses
Professional fees	327,696	426,907
Fund management fee, net (Note C)	585,774	816,630
General and administrative expenses	226,337	249,562

	1,139,807	1,493,099

NET INCOME (LOSS)	$11,080,913	$1,491,651

Net income (loss) allocated to assignees	$10,970,106	$1,476,735

Net income (loss) allocated to general partner	$110,807	$14,916

Net income (loss) per BAC	$.13	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 20

	2019	2018

Income
Interest income	$-	$979
Other income	-	-

	-	979

Gain on disposition of Operating Partnerships (Note D)	-	155,337

Expenses
Professional fees	-	11,670
Fund management fee, net (Note C)	-	4,820
General and administrative expenses	-	11,119

	-	27,609

NET INCOME (LOSS)	$-	$128,707

Net income (loss) allocated to assignees	$-	$127,420

Net income (loss) allocated to general partner	$-	$1,287

Net income (loss) per BAC	$-	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 21

	2019	2018

Income
Interest income	$-	$-
Other income	-	-

	-	-

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-

	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 22

	2019	2018

Income
Interest income	$-	$1,124
Other income	-	-

	-	1,124

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	-	11,045
Fund management fee, net (Note C)	-	12,352
General and administrative expenses	-	9,819

	-	33,216

NET INCOME (LOSS)	$-	$(32,092)

Net income (loss) allocated to assignees	$-	$(31,771)

Net income (loss) allocated to general partner	$-	$(321)

Net income (loss) per BAC	$-	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 23

	2019	2018

Income
Interest income	$-	$1,556
Other income	-	3,955

	-	5,511

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	-	12,601
Fund management fee, net (Note C)	-	7,506
General and administrative expenses	-	10,844

	-	30,951

NET INCOME (LOSS)	$-	$(25,440)

Net income (loss) allocated to assignees	$-	$(25,186)

Net income (loss) allocated to general partner	$-	$(254)

Net income (loss) per BAC	$-	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 24

	2019	2018

Income
Interest income	$1,683	$1,121
Other income	1,680	582

	3,363	1,703

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	14,433	13,741
Fund management fee, net (Note C)	18,242	20,355
General and administrative expenses	10,515	9,281

	43,190	43,377

NET INCOME (LOSS)	$(39,827)	$(41,674)

Net income (loss) allocated to assignees	$(39,429)	$(41,257)

Net income (loss) allocated to general partner	$(398)	$(417)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 25

	2019	2018

Income
Interest income	$-	$-
Other income	-	-

	-	-

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-

	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 26

	2019	2018

Income
Interest income	$2,437	$1,948
Other income	420	420

	2,857	2,368

Gain on disposition of Operating Partnerships (Note D)	-	10,500

Expenses
Professional fees	16,974	20,446
Fund management fee, net (Note C)	26,876	28,547
General and administrative expenses	15,175	11,426

	59,025	60,419

NET INCOME (LOSS)	$(56,168)	$(47,551)

Net income (loss) allocated to assignees	$(55,606)	$(47,075)

Net income (loss) allocated to general partner	$(562)	$(476)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 27

	2019	2018

Income
Interest income	$40,073	$26,237
Other income	15,472	1,366

	55,545	27,603

Gain on disposition of Operating Partnerships (Note D)	776,922	-

Expenses
Professional fees	12,167	14,660
Fund management fee, net (Note C)	8,890	12,890
General and administrative expenses	10,571	9,449

	31,628	36,999

NET INCOME (LOSS)	$800,839	$(9,396)

Net income (loss) allocated to assignees	$792,831	$(9,302)

Net income (loss) allocated to general partner	$8,008	$(94)

Net income (loss) per BAC	$0.33	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 28

	2019	2018

Income
Interest income	$2,976	$1,978
Other income	446	446

	3,422	2,424

Gain on disposition of Operating Partnerships (Note D)	7,100	8,500

Expenses
Professional fees	14,186	12,426
Fund management fee, net (Note C)	12,592	14,140
General and administrative expenses	14,207	10,880

	40,985	37,446

NET INCOME (LOSS)	$(30,463)	$(26,522)

Net income (loss) allocated to assignees	$(30,158)	$(26,257)

Net income (loss) allocated to general partner	$(305)	$(265)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 29

	2019	2018

Income
Interest income	$1,334	$2,207
Other income	-	-

	1,334	2,207

Gain on disposition of Operating Partnerships (Note D)	-	123,094

Expenses
Professional fees	16,452	15,121
Fund management fee, net (Note C)	14,520	22,354
General and administrative expenses	12,503	11,244

	43,475	48,719

NET INCOME (LOSS)	$(42,141)	$76,582

Net income (loss) allocated to assignees	$(41,720)	$75,816

Net income (loss) allocated to general partner	$(421)	$766

Net income (loss) per BAC	$(.01)	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 30

	2019	2018

Income
Interest income	$-	$1,588
Other income	-	2,049

	-	3,637

Gain on disposition of Operating Partnerships (Note D)	-	41,555

Expenses
Professional fees	-	16,371
Fund management fee, net (Note C)	-	12,574
General and administrative expenses	-	9,423

	-	38,368

NET INCOME (LOSS)	$-	$6,824

Net income (loss) allocated to assignees	$-	$6,756

Net income (loss) allocated to general partner	$-	$68

Net income (loss) per BAC	$-	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 31

	2019	2018

Income
Interest income	$10,540	$8,498
Other income	-	476

	10,540	8,974

Gain on disposition of Operating Partnerships (Note D)	618,900	69,452

Expenses
Professional fees	20,027	17,126
Fund management fee, net (Note C)	(59,987)	34,127
General and administrative expenses	14,489	11,070

	(25,471)	62,323

NET INCOME (LOSS)	$654,911	$16,103

Net income (loss) allocated to assignees	$648,362	$15,942

Net income (loss) allocated to general partner	$6,549	$161

Net income (loss) per BAC	$.15	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 32

	2019	2018

Income
Interest income	$2,048	$1,611
Other income	4,320	-

	6,368	1,611

Gain on disposition of Operating Partnerships (Note D)	-	487,880

Expenses
Professional fees	16,314	15,503
Fund management fee, net (Note C)	26,588	41,881
General and administrative expenses	14,855	11,236

	57,757	68,620

NET INCOME (LOSS)	$(51,389)	$420,871

Net income (loss) allocated to assignees	$(50,875)	$416,662

Net income (loss) allocated to general partner	$(514)	$4,209

Net income (loss) per BAC	$(.01)	$.09

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,

(Unaudited)

Series 33

	2019	2018

Income
Interest income	$1,800	$1,772
Other income	14,427	2,536

	16,227	4,308

Gain on disposition of Operating Partnerships (Note D)	1,442,632	-

Expenses
Professional fees	14,971	13,676
Fund management fee, net (Note C)	9,214	22,216
General and administrative expenses	11,574	9,106

	35,759	44,998

NET INCOME (LOSS)	$1,423,100	$(40,690)

Net income (loss) allocated to assignees	$1,408,869	$(40,283)

Net income (loss) allocated to general partner	$14,231	$(407)

Net income (loss) per BAC	$.54	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 34

	2019	2018

Income
Interest income	$1,458	$1,134
Other income	2,100	1,539

	3,558	2,673

Gain on disposition of Operating Partnerships (Note D)	257,500	-

Expenses
Professional fees	12,864	11,736
Fund management fee, net (Note C)	20,861	20,532
General and administrative expenses	11,262	10,036

	44,987	42,304

NET INCOME (LOSS)	$216,071	$(39,631)

Net income (loss) allocated to assignees	$213,910	$(39,235)

Net income (loss) allocated to general partner	$2,161	$(396)

Net income (loss) per BAC	$.06	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 35

	2019	2018

Income
Interest income	$25,729	$16,237
Other income	5,963	-

	31,692	16,237

Gain on disposition of Operating Partnerships (Note D)	141,000	-

Expenses
Professional fees	11,470	11,911
Fund management fee, net (Note C)	17,300	14,706
General and administrative expenses	11,126	9,942

	39,896	36,559

NET INCOME (LOSS)	$132,796	$(20,322)

Net income (loss) allocated to assignees	$131,468	$(20,119)

Net income (loss) allocated to general partner	$1,328	$(203)

Net income (loss) per BAC	$.04	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 36

	2019	2018

Income
Interest income	$20,501	$9,687
Other income	-	5,119

	20,501	14,806

Gain on disposition of Operating Partnerships (Note D)	476,325	243,163

Expenses
Professional fees	12,792	55,250
Fund management fee, net (Note C)	7,911	11,706
General and administrative expenses	10,850	8,619

	31,553	75,575

NET INCOME (LOSS)	$465,273	$182,394

Net income (loss) allocated to assignees	$460,620	$180,570

Net income (loss) allocated to general partner	$4,653	$1,824

Net income (loss) per BAC	$.22	$.09

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 37

	2019	2018

Income
Interest income	$-	$1,527
Other income	-	21,485

	-	23,012

Gain on disposition of Operating Partnerships (Note D)	-	1,020,649

Expenses
Professional fees	-	11,221
Fund management fee, net (Note C)	-	5,562
General and administrative expenses	-	12,620

	-	29,403

NET INCOME (LOSS)	$-	$1,014,258

Net income (loss) allocated to assignees	$-	$1,004,115

Net income (loss) allocated to general partner	$-	$10,143

Net income (loss) per BAC	$-	$.40

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 38

	2019	2018

Income
Interest income	$12,362	$4,556
Other income	5,700	50,000

	18,062	54,556

Gain on disposition of Operating Partnerships (Note D)	1,463,974	7,000

Expenses
Professional fees	13,489	12,216
Fund management fee, net (Note C)	16,323	31,815
General and administrative expenses	10,188	9,025

	40,000	53,056

NET INCOME (LOSS)	$1,442,036	$8,500

Net income (loss) allocated to assignees	$1,427,616	$8,415

Net income (loss) allocated to general partner	$14,420	$85

Net income (loss) per BAC	$.56	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 39

	2019	2018

Income
Interest income	$-	$-
Other income	-	-

	-	-

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-

	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 40

	2019	2018

Income
Interest income	$1,332	$1,418
Other income	6,639	1,250

	7,971	2,668

Gain on disposition of Operating Partnerships (Note D)	2,554,005	44,500

Expenses
Professional fees	18,281	16,741
Fund management fee, net (Note C)	33,102	45,638
General and administrative expenses	10,152	9,248

	61,535	71,627

NET INCOME (LOSS)	$2,500,441	$(24,459)

Net income (loss) allocated to assignees	$2,475,437	$(24,214)

Net income (loss) allocated to general partner	$25,004	$(245)

Net income (loss) per BAC	$.95	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 41

	2019	2018

Income
Interest income	$1,683	$2,077
Other income	47,364	41,340

	49,047	43,417

Gain on disposition of Operating Partnerships (Note D)	-	14,000

Expenses
Professional fees	19,559	24,071
Fund management fee, net (Note C)	52,295	57,860
General and administrative expenses	10,890	14,061

	82,744	95,992

NET INCOME (LOSS)	$(33,697)	$(38,575)

Net income (loss) allocated to assignees	$(33,360)	$(38,189)

Net income (loss) allocated to general partner	$(337)	$(386)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 42

	2019	2018

Income
Interest income	$9,597	$6,986
Other income	9,569	6,591

	19,166	13,577

Gain on disposition of Operating Partnerships (Note D)	-	42,500

Expenses
Professional fees	21,866	21,826
Fund management fee, net (Note C)	45,624	33,396
General and administrative expenses	10,535	9,319

	78,025	64,541

NET INCOME (LOSS)	$(58,859)	$(8,464)

Net income (loss) allocated to assignees	$(58,270)	$(8,379)

Net income (loss) allocated to general partner	$(589)	$(85)

Net income (loss) per BAC	$(.02)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 43

	2019	2018

Income
Interest income	$7,835	$3,296
Other income	5,862	49,644

	13,697	52,940

Gain on disposition of Operating Partnerships (Note D)	1,255,582	9,000

Expenses
Professional fees	24,671	23,336
Fund management fee, net (Note C)	46,236	72,674
General and administrative expenses	11,542	11,236

	82,449	107,246

NET INCOME (LOSS)	$1,186,830	$(45,306)

Net income (loss) allocated to assignees	$1,174,962	$(44,853)

Net income (loss) allocated to general partner	$11,868	$(453)

Net income (loss) per BAC	$.32	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 44

	2019	2018

Income
Interest income	$4,904	$244
Other income	12,756	13,800

	17,660	14,044

Gain on disposition of Operating Partnerships (Note D)	2,856,723	-

Expenses
Professional fees	15,448	14,286
Fund management fee, net (Note C)	85,282	90,656
General and administrative expenses	10,506	9,339

	111,236	114,281

NET INCOME (LOSS)	$2,763,147	$(100,237)

Net income (loss) allocated to assignees	$2,735,516	$(99,235)

Net income (loss) allocated to general partner	$27,631	$(1,002)

Net income (loss) per BAC	$1.02	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 45

	2019	2018

Income
Interest income	$7,453	$3,593
Other income	31,039	26,321

	38,492	29,914

Gain on disposition of Operating Partnerships (Note D)	-	342,500

Expenses
Professional fees	31,899	31,291
Fund management fee, net (Note C)	109,435	104,532
General and administrative expenses	14,278	11,361

	155,612	147,184

NET INCOME (LOSS)	$(117,120)	$225,230

Net income (loss) allocated to assignees	$(115,949)	$222,978

Net income (loss) allocated to general partner	$(1,171)	$2,252

Net income (loss) per BAC	$(.03)	$.06

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 46

	2019	2018

Income
Interest income	$2,191	$1,623
Other income	48,364	33,204

	50,555	34,827

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	19,833	18,636
Fund management fee, net (Note C)	94,470	93,791
General and administrative expenses	11,119	9,859

	125,422	122,286

NET INCOME (LOSS)	$(74,867)	$(87,459)

Net income (loss) allocated to assignees	$(74,118)	$(86,584)

Net income (loss) allocated to general partner	$(749)	$(875)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2018	$2,931,035	$(6,008,922)	$(3,077,887)

Net income (loss)	556,906	5,626	562,532

Partners' capital (deficit), June 30, 2018	$3,487,941	$(6,003,296)	$(2,515,355)

Distributions	(307,853)	(3,110)	(310,963)

Net income (loss)	919,829	9,290	929,119

Partners' capital (deficit), September 30, 2018	$4,099,917	$(5,997,116)	$(1,897,199)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2019	$3,656,782	$(587,493)	$3,069,289

Net income (loss)	4,653,296	47,004	4,700,300

Partners' capital (deficit) June 30, 2019	8,310,078	(540,489)	7,769,589

Net income (loss)	6,316,810	63,803	6,380,613

Partners' capital (deficit), September 30, 2019	$14,626,888	$(476,686)	$14,150,202

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2018	$(882,456)	$(320,280)	$(1,202,736)

Net income (loss)	138,171	1,396	139,567

Partners' capital (deficit), June 30, 2018	$(744,285)	$(318,884)	$(1,063,169)

Distributions	-	-	-

Net income (loss)	(10,751)	(109)	(10,860)

Partners' capital (deficit), September 30, 2018	$(755,036)	$(318,993)	$(1,074,029)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2019	$(754,767)	$754,767	$-

Net income (loss)	-	-	-

Partners' capital (deficit) June 30, 2019	(754,767)	754,767	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	$(754,767)	$754,767	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2018	$(898,231)	$898,231	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2018	$(898,231)	$898,231	$-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2018	$(898,231)	$898,231	$-

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2019	$(898,231)	$898,231	$-

Net income (loss)	-	-	-

Partners' capital (deficit) June 30, 2019	(898,231)	898,231	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	$(898,231)	$898,231	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2018	$(2,410,599)	$(245,646)	$(2,656,245)

Net income (loss)	(18,057)	(182)	(18,239)

Partners' capital (deficit), June 30, 2018	$(2,428,656)	$(245,828)	$(2,674,484)

Distributions	-	-	-

Net income (loss)	(13,714)	(139)	(13,853)

Partners' capital (deficit), September 30, 2018	$(2,442,370)	$(245,967)	$(2,688,337)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2019	$(2,448,362)	$2,448,362	$-

Net income (loss)	-	-	-

Partners' capital (deficit) June 30, 2019	(2,448,362)	2,448,362	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	$(2,448,362)	$2,448,362	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2018	$(197,532)	$(289,719)	$(487,251)

Net income (loss)	(13,687)	(138)	(13,825)

Partners' capital (deficit), June 30, 2018	$(211,219)	$(289,857)	$(501,076)

Distributions	-	-	-

Net income (loss)	(11,499)	(116)	(11,615)

Partners' capital (deficit), September 30, 2018	$(222,718)	$(289,973)	$(512,691)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2019	$(224,264)	$224,264	$-

Net income (loss)	-	-	-

Partners' capital (deficit) June 30, 2019	(224,264)	224,264	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	$(224,264)	$224,264	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2018	$623,279	$(174,767)	$448,512

Net income (loss)	(25,075)	(253)	(25,328)

Partners' capital (deficit), June 30, 2018	$598,204	$(175,020)	$423,184

Distributions	-	-	-

Net income (loss)	(16,182)	(164)	(16,346)

Partners' capital (deficit), September 30, 2018	$582,022	$(175,184)	$406,838

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2019	$577,250	$(175,232)	$402,018

Net income (loss)	(10,805)	(109)	(10,914)

Partners' capital (deficit) June 30, 2019	566,445	(175,341)	391,104

Net income (loss)	(28,624)	(289)	(28,913)

Partners' capital (deficit), September 30, 2019	$537,821	$(175,630)	$362,191

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2018	$219,815	$(219,815)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2018	$219,815	$(219,815)	$-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2018	$219,815	$(219,815)	$-

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2019	$219,815	$(219,815)	$-

Net income (loss)	-	-	-

Partners' capital (deficit) June 30, 2019	219,815	(219,815)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	$219,815	$(219,815)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2018	$954,178	$(311,920)	$642,258

Net income (loss)	(24,985)	(252)	(25,237)

Partners' capital (deficit), June 30, 2018	$929,193	$(312,172)	$617,021

Distributions	-	-	-

Net income (loss)	(22,090)	(224)	(22,314)

Partners' capital (deficit), September 30, 2018	$907,103	$(312,396)	$594,707

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2019	$867,237	$(312,798)	$554,439

Net income (loss)	(18,671)	(189)	(18,860)

Partners' capital (deficit) June 30, 2019	848,566	(312,987)	535,579

Net income (loss)	(36,935)	(373)	(37,308)

Partners' capital (deficit), September 30, 2019	$811,631	$(313,360)	$498,271

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2018	$6,938,381	$(138,448)	$6,799,933

Net income (loss)	(10,254)	(104)	(10,358)

Partners' capital (deficit), June 30, 2018	$6,928,127	$(138,552)	$6,789,575

Distributions	(307,853)	(3,110)	(310,963)

Net income (loss)	952	10	962

Partners' capital (deficit), September 30, 2018	$6,621,226	$(141,652)	$6,479,574

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2019	$6,641,679	$(141,445)	$6,500,234

Net income (loss)	9,459	96	9,555

Partners' capital (deficit) June 30, 2019	6,651,138	(141,349)	6,509,789

Net income (loss)	783,372	7,912	791,284

Partners' capital (deficit), September 30, 2019	$7,434,510	$(133,437)	$7,301,073

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2018	$1,016,975	$(274,411)	$742,564

Net income (loss)	(11,444)	(116)	(11,560)

Partners' capital (deficit), June 30, 2018	$1,005,531	$(274,527)	$731,004

Distributions	-	-	-

Net income (loss)	(14,813)	(149)	(14,962)

Partners' capital (deficit), September 30, 2018	$990,718	$(274,676)	$716,042

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2019	$965,536	$(274,931)	$690,605

Net income (loss)	(10,566)	(107)	(10,673)

Partners' capital (deficit) June 30, 2019	954,970	(275,038)	679,932

Net income (loss)	(19,592)	(198)	(19,790)

Partners' capital (deficit), September 30, 2019	$935,378	$(275,236)	$660,142

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2018	$(2,570,004)	$(368,028)	$(2,938,032)

Net income (loss)	91,050	920	91,970

Partners' capital (deficit), June 30, 2018	$(2,478,954)	$(367,108)	$(2,846,062)

Distributions	-	-	-

Net income (loss)	(15,234)	(154)	(15,388)

Partners' capital (deficit), September 30, 2018	$(2,494,188)	$(367,262)	$(2,861,450)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2019	$(2,513,222)	$(367,454)	$(2,880,676)

Net income (loss)	(12,894)	(130)	(13,024)

Partners' capital (deficit) June 30, 2019	(2,526,116)	(367,584)	(2,893,700)

Net income (loss)	(28,826)	(291)	(29,117)

Partners' capital (deficit), September 30, 2019	$(2,554,942)	$(367,875)	$(2,922,817)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2018	$(996,782)	$(239,418)	$(1,236,200)

Net income (loss)	4,036	41	4,077

Partners' capital (deficit), June 30, 2018	$(992,746)	$(239,377)	$(1,232,123)

Distributions	-	-	-

Net income (loss)	2,720	27	2,747

Partners' capital (deficit), September 30, 2018	$(990,026)	$(239,350)	$(1,229,376)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2019	$(883,119)	$883,119	$-

Net income (loss)	-	-	-

Partners' capital (deficit) June 30, 2019	(883,119)	883,119	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	$(883,119)	$883,119	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2018	$2,290,341	$(359,955)	$1,930,386

Net income (loss)	(24,525)	(248)	(24,773)

Partners' capital (deficit), June 30, 2018	$2,265,816	$(360,203)	$1,905,613

Distributions	-	-	-

Net income (loss)	40,467	409	40,876

Partners' capital (deficit), September 30, 2018	$2,306,283	$(359,794)	$1,946,489

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2019	$2,313,293	$(359,723)	$1,953,570

Net income (loss)	637,611	6,441	644,052

Partners' capital (deficit) June 30, 2019	2,950,904	(353,282)	2,597,622

Net income (loss)	10,751	108	10,859

Partners' capital (deficit), September 30, 2019	$2,961,655	$(353,174)	$2,608,481

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2018	$47,520	$(409,988)	$(362,468)

Net income (loss)	444,869	4,494	449,363

Partners' capital (deficit), June 30, 2018	$492,389	$(405,494)	$86,895

Distributions	-	-	-

Net income (loss)	(28,207)	(285)	(28,492)

Partners' capital (deficit), September 30, 2018	$464,182	$(405,779)	$58,403

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2019	$458,311	$(405,839)	$52,472

Net income (loss)	(13,632)	(138)	(13,770)

Partners' capital (deficit) June 30, 2019	444,679	(405,977)	38,702

Net income (loss)	(37,243)	(376)	(37,619)

Partners' capital (deficit), September 30, 2019	$407,436	$(406,353)	$1,083

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2018	$(567,133)	$(233,789)	$(800,922)

Net income (loss)	(27,148)	(274)	(27,422)

Partners' capital (deficit), June 30, 2018	$(594,281)	$(234,063)	$(828,344)

Distributions	-	-	-

Net income (loss)	(13,135)	(133)	(13,268)

Partners' capital (deficit), September 30, 2018	$(607,416)	$(234,196)	$(841,612)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2019	$(628,268)	$(234,407)	$(862,675)

Net income (loss)	(1,411)	(14)	(1,425)

Partners' capital (deficit) June 30, 2019	(629,679)	(234,421)	(864,100)

Net income (loss)	1,410,280	14,245	1,424,525

Partners' capital (deficit), September 30, 2019	$780,601	$(220,176)	$560,425

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2018	$(2,120,686)	$(324,845)	$(2,445,531)

Net income (loss)	(25,105)	(254)	(25,359)

Partners' capital (deficit), June 30, 2018	$(2,145,791)	$(325,099)	$(2,470,890)

Distributions	-	-	-

Net income (loss)	(14,130)	(142)	(14,272)

Partners' capital (deficit), September 30, 2018	$(2,159,921)	$(325,241)	$(2,485,162)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2019	$(2,186,040)	$(325,505)	$(2,511,545)

Net income (loss)	(14,495)	(146)	(14,641)

Partners' capital (deficit) June 30, 2019	(2,200,535)	(325,651)	(2,526,186)

Net income (loss)	228,405	2,307	230,712

Partners' capital (deficit), September 30, 2019	$(1,972,130)	$(323,344)	$(2,295,474)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2018	$4,666,048	$(237,742)	$4,428,306

Net income (loss)	(16,404)	(166)	(16,570)

Partners' capital (deficit), June 30, 2018	$4,649,644	$(237,908)	$4,411,736

Distributions	-	-	-

Net income (loss)	(3,715)	(37)	(3,752)

Partners' capital (deficit), September 30, 2018	$4,645,929	$(237,945)	$4,407,984

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2019	$4,633,841	$(238,067)	$4,395,774

Net income (loss)	2,654	27	2,681

Partners' capital (deficit) June 30, 2019	4,636,495	(238,040)	4,398,455

Net income (loss)	128,814	1,301	130,115

Partners' capital (deficit), September 30, 2019	$4,765,309	$(236,739)	$4,528,570

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2018	$2,133,963	$(158,913)	$1,975,050

Net income (loss)	(43,091)	(435)	(43,526)

Partners' capital (deficit), June 30, 2018	$2,090,872	$(159,348)	$1,931,524

Distributions	-	-	-

Net income (loss)	223,661	2,259	225,920

Partners' capital (deficit), September 30, 2018	$2,314,533	$(157,089)	$2,157,444

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2019	$2,670,150	$(153,497)	$2,516,653

Net income (loss)	470,864	4,756	475,620

Partners' capital (deficit) June 30, 2019	3,141,014	(148,741)	2,992,273

Net income (loss)	(10,244)	(103)	(10,347)

Partners' capital (deficit), September 30, 2019	$3,130,770	$(148,844)	$2,981,926

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2018	$220,255	$(215,517)	$4,738

Net income (loss)	7,482	76	7,558

Partners' capital (deficit), June 30, 2018	$227,737	$(215,441)	$12,296

Distributions	-	-	-

Net income (loss)	996,633	10,067	1,006,700

Partners' capital (deficit), September 30, 2018	$1,224,370	$(205,374)	$1,018,996

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2019	$205,359	$(205,359)	$-

Net income (loss)	-	-	-

Partners' capital (deficit) June 30, 2019	205,359	(205,359)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	$205,359	$(205,359)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2018	$1,677,456	$(203,545)	$1,473,911

Net income (loss)	7,042	71	7,113

Partners' capital (deficit), June 30, 2018	$1,684,498	$(203,474)	$1,481,024

Distributions	-	-	-

Net income (loss)	1,373	14	1,387

Partners' capital (deficit), September 30, 2018	$1,685,871	$(203,460)	$1,482,411

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2019	$1,702,399	$(203,293)	$1,499,106

Net income (loss)	1,430,812	14,453	1,445,265

Partners' capital (deficit) June 30, 2019	3,133,211	(188,840)	2,944,371

Net income (loss)	(3,196)	(33)	(3,229)

Partners' capital (deficit), September 30, 2019	$3,130,015	$(188,873)	$2,941,142

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2018	$196,043	$(196,043)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2018	$196,043	$(196,043)	$-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2018	$196,043	$(196,043)	$-

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2019	$196,043	$(196,043)	$-

Net income (loss)	-	-	-

Partners' capital (deficit) June 30, 2019	196,043	(196,043)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	$196,043	$(196,043)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2018	$(1,737,068)	$(244,762)	$(1,981,830)

Net income (loss)	(41,322)	(417)	(41,739)

Partners' capital (deficit), June 30, 2018	$(1,778,390)	$(245,179)	$(2,023,569)

Distributions	-	-	-

Net income (loss)	17,108	172	17,280

Partners' capital (deficit), September 30, 2018	$(1,761,282)	$(245,007)	$(2,006,289)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2019	$(1,795,123)	$(245,348)	$(2,040,471)

Net income (loss)	(17,925)	(181)	(18,106)

Partners' capital (deficit) June 30, 2019	(1,813,048)	(245,529)	(2,058,577)

Net income (loss)	2,493,362	25,185	2,518,547

Partners' capital (deficit), September 30, 2019	$680,314	$(220,344)	$459,970

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2018	$(1,881,761)	$(270,693)	$(2,152,454)

Net income (loss)	7,554	76	7,630

Partners' capital (deficit), June 30, 2018	$(1,874,207)	$(270,617)	$(2,144,824)

Distributions	-	-	-

Net income (loss)	(45,743)	(462)	(46,205)

Partners' capital (deficit), September 30, 2018	$(1,919,950)	$(271,079)	$(2,191,029)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2019	$(1,995,553)	$(271,842)	$(2,267,395)

Net income (loss)	20,414	206	20,620

Partners' capital (deficit) June 30, 2019	(1,975,139)	(271,636)	(2,246,775)

Net income (loss)	(53,774)	(543)	(54,317)

Partners' capital (deficit), September 30, 2019	$(2,028,913)	$(272,179)	$(2,301,092)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2018	$1,565,620	$(227,557)	$1,338,063

Net income (loss)	(31,148)	(315)	(31,463)

Partners' capital (deficit), June 30, 2018	$1,534,472	$(227,872)	$1,306,600

Distributions	-	-	-

Net income (loss)	22,769	230	22,999

Partners' capital (deficit), September 30, 2018	$1,557,241	$(227,642)	$1,329,599

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2019	$1,539,351	$(227,822)	$1,311,529

Net income (loss)	(17,964)	(181)	(18,145)

Partners' capital (deficit) June 30, 2019	1,521,387	(228,003)	1,293,384

Net income (loss)	(40,306)	(408)	(40,714)

Partners' capital (deficit), September 30, 2019	$1,481,081	$(228,411)	$1,252,670

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2018	$235,085	$(322,394)	$(87,309)

Net income (loss)	7,247	73	7,320

Partners' capital (deficit), June 30, 2018	$242,332	$(322,321)	$(79,989)

Distributions	-	-	-

Net income (loss)	(52,100)	(526)	(52,626)

Partners' capital (deficit), September 30, 2018	$190,232	$(322,847)	$(132,615)

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2019	$565,339	$(319,058)	$246,281

Net income (loss)	1,021,105	10,314	1,031,419

Partners' capital (deficit) June 30, 2019	1,586,444	(308,744)	1,277,700

Net income (loss)	153,857	1,554	155,411

Partners' capital (deficit), September 30, 2019	$1,740,301	$(307,190)	$1,433,111

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2018	$(2,481,212)	$(264,909)	$(2,746,121)

Net income (loss)	(59,260)	(599)	(59,859)

Partners' capital (deficit), June 30, 2018	$(2,540,472)	$(265,508)	$(2,805,980)

Distributions	-	-	-

Net income (loss)	(39,975)	(403)	(40,378)

Partners' capital (deficit), September 30, 2018	$(2,580,447)	$(265,911)	$(2,846,358)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2019	$(2,696,719)	$(267,086)	$(2,963,805)

Net income (loss)	1,231,769	12,442	1,244,211

Partners' capital (deficit) June 30, 2019	(1,464,950)	(254,644)	(1,719,594)

Net income (loss)	1,503,747	15,189	1,518,936

Partners' capital (deficit), September 30, 2019	$38,797	$(239,455)	$(200,658)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2018	$(1,985,417)	$(377,289)	$(2,362,706)

Net income (loss)	275,855	2,786	278,641

Partners' capital (deficit), June 30, 2018	$(1,709,562)	$(374,503)	$(2,084,065)

Distributions	-	-	-

Net income (loss)	(52,877)	(534)	(53,411)

Partners' capital (deficit), September 30, 2018	$(1,762,439)	$(375,037)	$(2,137,476)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2019	$(1,577,434)	$(373,168)	$(1,950,602)

Net income (loss)	(30,476)	(308)	(30,784)

Partners' capital (deficit) June 30, 2019	(1,607,910)	(373,476)	(1,981,386)

Net income (loss)	(85,473)	(863)	(86,336)

Partners' capital (deficit), September 30, 2019	$(1,693,383)	$(374,339)	$(2,067,722)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2018	$(1,125,043)	$(276,760)	$(1,401,803)

Net income (loss)	(54,895)	(554)	(55,449)

Partners' capital (deficit), June 30, 2018	$(1,179,938)	$(277,314)	$(1,457,252)

Distributions	-	-	-

Net income (loss)	(31,689)	(321)	(32,010)

Partners' capital (deficit), September 30, 2018	$(1,211,627)	$(277,635)	$(1,489,262)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2019	$(1,297,719)	$(278,504)	$(1,576,223)

Net income (loss)	(22,553)	(228)	(22,781)

Partners' capital (deficit) June 30, 2019	(1,320,272)	(278,732)	(1,599,004)

Net income (loss)	(51,565)	(521)	(52,086)

Partners' capital (deficit), September 30, 2019	$(1,371,837)	$(279,253)	$(1,651,090)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2019	2018

Cash flows from operating activities:

Net income (loss)	$11,080,913	$1,491,651
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(11,850,663)	(2,619,630)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(9,044)	6,000
(Decrease) Increase in accounts payable affiliates	(2,345,707)	(3,839,107)

Net cash (used in) provided by operating activities	(3,124,501)	(4,961,086)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	11,850,561	2,580,529

Net cash provided by investing activities	11,850,561	2,580,529

	-	-
Cash flows from financing activities:
Distributions	-	(310,963)

Net cash used in financing activities	-	(310,963)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,726,060	(2,691,520)

Cash and cash equivalents, beginning	22,926,529	27,208,717

Cash and cash equivalents, ending	$31,652,589	$24,517,197

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$25,000	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$128,707
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	(155,337)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	(188,017)

Net cash (used in) provided by operating activities	-	(214,647)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	155,337

Net cash provided by investing activities	-	155,337

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(59,310)

Cash and cash equivalents, beginning	-	241,987

Cash and cash equivalents, ending	$-	$182,677

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2019	2018

Cash flows from operating activities:
Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$(32,092)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	(12,148)

Net cash (used in) provided by operating activities	-	(44,240)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(44,240)

Cash and cash equivalents, beginning	-	221,864

Cash and cash equivalents, ending	$-	$177,624

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$(25,440)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	(238,888)

Net cash (used in) provided by operating activities	-	(264,328)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(264,328)

Cash and cash equivalents, beginning	-	446,136

Cash and cash equivalents, ending	$-	$181,808

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(39,827)	$(41,674)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(5,000)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(39,827)	(46,674)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,827)	(46,674)

Cash and cash equivalents, beginning	402,018	453,512

Cash and cash equivalents, ending	$362,191	$406,838

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(56,168)	$(47,551)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	(10,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(56,168)	(58,051)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	10,500

Net cash provided by investing activities	-	10,500

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,168)	(47,551)

Cash and cash equivalents, beginning	554,439	642,258

Cash and cash equivalents, ending	$498,271	$594,707

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2019	2018

Cash flows from operating activities:

Net income (loss)	$800,839	$(9,396)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(776,922)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	23,917	(9,396)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	776,922	-

Net cash provided by investing activities	776,922	-

	-	-
Cash flows from financing activities:
Distributions	-	(310,963)

Net cash used in financing activities	-	(310,963)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	800,839	(320,359)

Cash and cash equivalents, beginning	6,500,234	6,799,933

Cash and cash equivalents, ending	$7,301,073	$6,479,574

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(30,463)	$(26,522)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(7,100)	(8,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(37,563)	(35,022)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	7,100	8,500

Net cash provided by investing activities	7,100	8,500

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,463)	(26,522)

Cash and cash equivalents, beginning	690,605	742,564

Cash and cash equivalents, ending	$660,142	$716,042

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(42,141)	$76,582
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	(123,094)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	14,520	(497,247)

Net cash (used in) provided by operating activities	(27,621)	(543,759)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	122,994

Net cash provided by investing activities	-	122,994

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,621)	(420,765)

Cash and cash equivalents, beginning	196,944	622,414

Cash and cash equivalents, ending	$169,323	$201,649

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$6,824
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	(41,555)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	3,000
(Decrease) Increase in accounts payable affiliates	-	(166,736)

Net cash (used in) provided by operating activities	-	(198,467)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	25,006

Net cash provided by investing activities	-	25,006

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(173,461)

Cash and cash equivalents, beginning	-	453,433

Cash and cash equivalents, ending	$-	$279,972

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2019	2018

Cash flows from operating activities:

Net income (loss)	$654,911	$16,103
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(618,900)	(69,452)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	2,500
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	36,011	(50,849)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	618,900	47,000

Net cash provided by investing activities	618,900	47,000

Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	654,911	(3,849)

Cash and cash equivalents, beginning	1,953,570	1,971,680

Cash and cash equivalents, ending	$2,608,481	$1,967,831

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$25,000	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(51,389)	$420,871
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	(487,880)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	(11,620)	(745,999)

Net cash (used in) provided by operating activities	(63,009)	(813,008)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	487,880

Net cash provided by investing activities	-	487,880

Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(63,009)	(325,128)

Cash and cash equivalents, beginning	272,226	563,697

Cash and cash equivalents, ending	$209,217	$238,569

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2019	2018

Cash flows from operating activities:

Net income (loss)	$1,423,100	$(40,690)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(1,442,632)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	(1,099,287)	(180,304)

Net cash (used in) provided by operating activities	(1,118,819)	(220,994)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,442,632	-

Net cash provided by investing activities	1,442,632	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	323,813	(220,994)

Cash and cash equivalents, beginning	236,612	452,033

Cash and cash equivalents, ending	$560,425	$231,039

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2019	2018

Cash flows from operating activities:

Net income (loss)	$216,071	$(39,631)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(257,500)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	23,861	(125,268)

Net cash (used in) provided by operating activities	(17,568)	(164,899)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	257,500	-

Net cash provided by investing activities	257,500	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	239,932	(164,899)

Cash and cash equivalents, beginning	178,285	394,837

Cash and cash equivalents, ending	$418,217	$229,938

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2019	2018

Cash flows from operating activities:

Net income (loss)	$132,796	$(20,322)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(141,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(8,204)	(20,322)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	141,000	-

Net cash provided by investing activities	141,000	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	132,796	(20,322)

Cash and cash equivalents, beginning	4,395,774	4,428,306

Cash and cash equivalents, ending	$4,528,570	$4,407,984

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2019	2018

Cash flows from operating activities:

Net income (loss)	$465,273	$182,394
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(476,325)	(243,163)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(4,900)	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(15,952)	(60,769)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	476,325	243,163

Net cash provided by investing activities	476,325	243,163

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	460,373	182,394

Cash and cash equivalents, beginning	2,541,359	2,106,050

Cash and cash equivalents, ending	$3,001,732	$2,288,444

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$1,014,258
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	(1,020,649)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	(513,149)

Net cash (used in) provided by operating activities	-	(519,540)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	1,020,649

Net cash provided by investing activities	-	1,020,649

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	501,109

Cash and cash equivalents, beginning	-	517,887

Cash and cash equivalents, ending	$-	$1,018,996

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2019	2018

Cash flows from operating activities:

Net income (loss)	$1,442,036	$8,500
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(1,463,974)	(7,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	(18,234)

Net cash (used in) provided by operating activities	(21,938)	(16,734)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,463,974	7,000

Net cash provided by investing activities	1,463,974	7,000

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,442,036	(9,734)

Cash and cash equivalents, beginning	1,499,106	1,492,145

Cash and cash equivalents, ending	$2,941,142	$1,482,411

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2019	2018

Cash flows from operating activities:

Net income (loss)	$2,500,441	$(24,459)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(2,554,005)	(44,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(4,144)	5,500
(Decrease) Increase in accounts payable affiliates	(1,148,217)	(171,812)

Net cash (used in) provided by operating activities	(1,205,925)	(235,271)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,553,903	44,500

Net cash provided by investing activities	2,553,903	44,500

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,347,978	(190,771)

Cash and cash equivalents, beginning	193,344	431,341

Cash and cash equivalents, ending	$1,541,322	$240,570

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(33,697)	$(38,575)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	(14,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	68,154	(448,150)

Net cash (used in) provided by operating activities	34,457	(500,725)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	14,000

Net cash provided by investing activities	-	14,000

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,457	(486,725)

Cash and cash equivalents, beginning	246,214	741,152

Cash and cash equivalents, ending	$280,671	$254,427

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(58,859)	$(8,464)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	(42,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(58,859)	(50,964)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	42,500

Net cash provided by investing activities	-	42,500

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(58,859)	(8,464)

Cash and cash equivalents, beginning	1,300,483	1,327,017

Cash and cash equivalents, ending	$1,241,624	$1,318,553

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43

	2018	2018

Cash flows from operating activities:

Net income (loss)	$1,186,830	$(45,306)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(1,255,582)	(9,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	(168,259)	(475,580)

Net cash (used in) provided by operating activities	(237,011)	(529,886)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,255,582	9,000

Net cash provided by investing activities	1,255,582	9,000

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,018,571	(520,886)

Cash and cash equivalents, beginning	414,540	854,364

Cash and cash equivalents, ending	$1,433,111	$333,478

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 44

	2019	2018

Cash flows from operating activities:

Net income (loss)	$2,763,147	$(100,237)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(2,856,723)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	(132,745)	122,738

Net cash (used in) provided by operating activities	(226,321)	22,501

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,856,723	-

Net cash provided by investing activities	2,856,723	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,630,402	22,501

Cash and cash equivalents, beginning	113,020	84,006

Cash and cash equivalents, ending	$2,743,422	$106,507

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 45

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(117,120)	$225,230
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	(342,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	3,288	(104,911)

Net cash (used in) provided by operating activities	(113,832)	(222,181)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	342,500

Net cash provided by investing activities	-	342,500

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(113,832)	120,319

Cash and cash equivalents, beginning	916,581	753,702

Cash and cash equivalents, ending	$802,749	$874,021

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 46

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(74,867)	$(87,459)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	104,598	(75,402)

Net cash (used in) provided by operating activities	29,731	(162,861)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,731	(162,861)

Cash and cash equivalents, beginning	321,175	466,399

Cash and cash equivalents, ending	$350,906	$303,538

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2019
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
September 30, 2019
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2019 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2019
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2019 and 2018, are as follows:

	2019	2018
Series 20	$ -	$ 2,549
Series 21	-	-
Series 22	-	6,426
Series 23	-	5,556
Series 24	10,299	10,761
Series 25	-	-
Series 26	13,938	13,938
Series 27	7,635	7,635
Series 28	7,296	7,296
Series 29	7,260	7,261
Series 30	-	7,462
Series 31	-	16,535
Series 32	19,794	19,794
Series 33	13,316	13,318
Series 34	11,496	12,366
Series 35	9,847	10,653
Series 36	2,739	5,990
Series 37	-	3,396
Series 38	2,742	16,581
Series 39	-	-
Series 40	19,612	26,594
Series 41	34,077	34,076
Series 42	23,790	27,505
Series 43	24,400	45,091
Series 44	48,187	57,826
Series 45	59,644	67,565
Series 46	52,299	52,299
	$368,371	$478,473

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2019
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the six months ended September 30, 2019 and 2018 are as follows:
	2019	2018
Series 20	$ -	$ 193,337
Series 22	-	25,000
Series 23	-	250,000
Series 24	20,598	21,522
Series 26	27,876	29,547
Series 27	15,270	15,270
Series 28	14,592	16,140
Series 29	-	519,601
Series 30	-	185,027
Series 31	4,308	35,627
Series 32	51,208	787,880
Series 33	1,125,921	206,940
Series 34	-	150,000
Series 35	20,500	21,306
Series 36	7,911	13,616
Series 37	-	526,729
Series 38	19,323	53,049
Series 40	1,188,699	225,000
Series 41	-	520,930
Series 42	47,580	56,839
Series 43	223,770	566,306
Series 45	116,000	242,500
Series 46	-	180,000
	$2,883,556	$4,842,166

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2019
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2019 and 2018, the Fund has limited partnership interests in 112 and 150 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2019 and 2018 are as follows:
	2019	2018
Series 20	-	1
Series 21	-	-
Series 22	-	3
Series 23	-	3
Series 24	4	5
Series 25	-	-
Series 26	8	8
Series 27	2	3
Series 28	3	4
Series 29	5	5
Series 30	-	2
Series 31	-	6
Series 32	5	5
Series 33	2	3
Series 34	3	4
Series 35	1	2
Series 36	1	2
Series 37	-	-
Series 38	1	3
Series 39	-	-
Series 40	5	8
Series 41	11	11
Series 42	9	10
Series 43	11	16
Series 44	5	7
Series 45	22	25
Series 46	14	14
	112	150

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2019 and 2018, are as follows:
	2019	2018
Series 29	$ 785	$ 785
Series 30	-	48,627
Series 31	-	43,842
Series 32	1,229	1,229
Series 40	-	102
Series 42	254	254
Series 43	-	26,082
Series 45	16,724	16,724
	$ 18,992	$137,645

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the six months ended September 30, 2019 the Fund disposed of fifteen Operating Partnerships. A summary of the dispositions by Series for September 30, 2019 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain on Disposition

Series 27	-	1	$776,922	$776,922
Series 28	1	-	7,100	7,100
Series 31	-	1	618,900	618,900
Series 33	-	1	1,442,632	1,442,632
Series 34	1	-	257,500	257,500
Series 35	1	-	141,000	141,000
Series 36	-	1	476,325	476,325
Series 38	1	1	1,463,974	1,463,974
Series 40	1	1	2,553,903	2,554,005
Series 43	1	1	1,255,582	1,255,582
Series 44	-	2	2,856,723	2,856,723
Total	6	9	$11,850,561	$11,850,663

* Fund proceeds from disposition does not include $102, which was due to a writeoff of capital contribution payable as of September 30, 2019, for Series 40.

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
September 30, 2019
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

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2019.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	2019	2018

Revenues
Rental	$ 17,098,171	$ 22,343,323
Interest and other	414,231	663,683
	17,512,402	23,007,006

Expenses
Interest	2,779,787	3,644,356
Depreciation and amortization	4,213,607	5,775,862
Operating expenses	12,566,968	16,122,850
	19,560,362	25,543,068

NET LOSS	$ (2,047,960)	$ (2,536,062)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (2,027,484)	$ (2,510,699)

Net loss allocated to other Partners	$ (20,476)	$ (25,363)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 20

	2019	2018
Revenues
Rental	$ -	$ 139,480
Interest and other	-	9,921
	-	149,401

Expenses
Interest	-	11,732
Depreciation and amortization	-	28,416
Operating expenses	-	124,517
	-	164,665

NET LOSS	$ -	$ (15,264)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (15,111)

Net loss allocated to other Partners	$ -	$ (153)

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
September 30, 2019
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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 22
	2019	2018
Revenues
Rental	$ -	$ 255,007
Interest and other	-	6,424
	-	261,431

Expenses
Interest	-	21,753
Depreciation and amortization	-	54,539
Operating expenses	-	215,777
	-	292,069

NET LOSS	$ -	$ (30,638)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (30,332)

Net loss allocated to other Partners	$ -	$ (306)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 23
	2019	2018
Revenues
Rental	$ -	$ 204,371
Interest and other	-	8,421
	-	212,792

Expenses
Interest	-	14,889
Depreciation and amortization	-	45,095
Operating expenses	-	169,287
	-	229,271

NET LOSS	$ -	$ (16,479)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (16,314)

Net loss allocated to other Partners	$ -	$ (165)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 24
	2019	2018
Revenues
Rental	$ 422,317	$ 428,402
Interest and other	19,531	13,733
	441,848	442,135

Expenses
Interest	36,469	34,789
Depreciation and amortization	118,903	121,938
Operating expenses	354,705	342,441
	510,077	499,168

NET LOSS	$ (68,229)	$ (57,033)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (67,547)	$ (56,463)

Net loss allocated to other Partners	$ (682)	$ (570)

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
September 30, 2019
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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 26
	2019	2018
Revenues
Rental	$ 605,212	$ 637,353
Interest and other	9,506	7,655
	614,718	645,008

Expenses
Interest	106,883	111,673
Depreciation and amortization	157,288	155,406
Operating expenses	569,196	536,826
	833,367	803,905

NET LOSS	$ (218,649)	$ (158,897)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (216,463)	$ (157,308)

Net loss allocated to other Partners	$ (2,186)	$ (1,589)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 27
	2019	2018
Revenues
Rental	$ 211,201	$ 330,303
Interest and other	125	6,495
	211,326	336,798

Expenses
Interest	6,529	16,620
Depreciation and amortization	67,956	88,925
Operating expenses	210,794	275,358
	285,279	380,903

NET LOSS	$ (73,953)	$ (44,105)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (73,213)	$ (43,664)

Net loss allocated to other Partners	$ (740)	$ (441)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 28
	2019	2018
Revenues
Rental	$ 263,303	$ 411,179
Interest and other	8,837	22,570
	272,140	433,749

Expenses
Interest	64,522	66,567
Depreciation and amortization	69,046	91,762
Operating expenses	209,346	340,875
	342,914	499,204

NET LOSS	$ (70,774)	$ (65,455)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (70,068)	$ (64,800)

Net loss allocated to other Partners	$ (706)	$ (655)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 29

	2019	2018
Revenues
Rental	$ 464,228	$ 543,919
Interest and other	43,983	21,495
	508,211	565,414

Expenses
Interest	79,653	106,247
Depreciation and amortization	92,325	114,458
Operating expenses	421,661	459,302
	593,639	680,007

NET LOSS	$ (85,428)	$ (114,593)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (84,574)	$ (113,447)

Net loss allocated to other Partners	$ (854)	$ (1,146)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 30
	2019	2018
Revenues
Rental	$ -	$ 322,299
Interest and other	-	7,537
	-	329,836

Expenses
Interest	-	34,088
Depreciation and amortization	-	76,907
Operating expenses	-	261,993
	-	372,988

NET LOSS	$ -	$ (43,152)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (42,720)

Net loss allocated to other Partners	$ -	$ (432)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 31
	2019	2018
Revenues
Rental	$ -	$ 563,108
Interest and other	-	21,066
	-	584,174

Expenses
Interest	-	41,564
Depreciation and amortization	-	209,468
Operating expenses	-	563,223
	-	814,255

NET LOSS	$ -	$ (230,081)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (227,780)

Net loss allocated to other Partners	$ -	$ (2,301)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 32
	2019	2018
Revenues
Rental	$ 761,862	$ 770,495
Interest and other	13,701	11,472
	775,563	781,967

Expenses
Interest	125,371	128,444
Depreciation and amortization	219,045	219,165
Operating expenses	613,804	641,294
	958,220	988,903

NET LOSS	$ (182,657)	$ (206,936)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (180,830)	$ (204,867)

Net loss allocated to other Partners	$ (1,827)	$ (2,069)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 33
	2019	2018
Revenues
Rental	$ 416,301	$ 632,934
Interest and other	13,138	23,019
	429,439	655,953

Expenses
Interest	79,953	101,675
Depreciation and amortization	100,726	139,535
Operating expenses	307,186	465,670
	487,865	706,880

NET LOSS	$ (58,426)	$ (50,927)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (57,842)	$ (50,418)

Net loss allocated to other Partners	$ (584)	$ (509)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 34
	2019	2018
Revenues
Rental	$ 408,120	$ 495,011
Interest and other	15,105	25,201
	423,225	520,212

Expenses
Interest	54,704	57,916
Depreciation and amortization	106,772	137,095
Operating expenses	362,170	370,981
	523,646	565,992

NET LOSS	$ (100,421)	$ (45,780)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (99,417)	$ (45,322)

Net loss allocated to other Partners	$ (1,004)	$ (458)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 35
	2019	2018
Revenues
Rental	$ 404,488	$ 504,934
Interest and other	2,157	28,304
	406,645	533,238

Expenses
Interest	58,450	83,244
Depreciation and amortization	131,653	161,156
Operating expenses	218,081	303,777
	408,184	548,177

NET LOSS	$ (1,539)	$ (14,939)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (1,524)	$ (14,790)

Net loss allocated to other Partners	$ (15)	$ (149)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 36
	2019	2018
Revenues
Rental	$ 88,773	$ 284,874
Interest and other	810	5,290
	89,583	290,164

Expenses
Interest	21,196	52,992
Depreciation and amortization	27,363	70,217
Operating expenses	85,948	208,729
	134,507	331,938

NET LOSS	$ (44,924)	$ (41,774)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (44,475)	$ (41,356)

Net loss allocated to other Partners	$ (449)	$ (418)

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
September 30, 2019
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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 38
	2019	2018
Revenues
Rental	$ 115,212	$ 810,726
Interest and other	887	16,373
	116,099	827,099

Expenses
Interest	13,168	111,239
Depreciation and amortization	27,635	155,514
Operating expenses	99,031	564,808
	139,834	831,561

NET LOSS	$ (23,735)	$ (4,462)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (23,498)	$ (4,417)

Net loss allocated to other Partners	$ (237)	$ (45)

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
September 30, 2019
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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 40
	2019	2018
Revenues
Rental	$ 486,308	$ 1,017,456
Interest and other	9,251	26,894
	495,559	1,044,350

Expenses
Interest	80,247	189,214
Depreciation and amortization	122,649	276,150
Operating expenses	362,884	794,063
	565,780	1,259,427

NET LOSS	$ (70,221)	$ (215,077)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (69,519)	$ (212,926)

Net loss allocated to other Partners	$ (702)	$ (2,151)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 41

	2019	2018
Revenues
Rental	$ 1,780,047	$ 1,815,549
Interest and other	31,950	29,661
	1,811,997	1,845,210

Expenses
Interest	283,344	340,027
Depreciation and amortization	368,462	384,753
Operating expenses	1,294,393	1,223,663
	1,946,199	1,948,443

NET LOSS	$ (134,202)	$ (103,233)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (132,860)	$ (102,201)

Net loss allocated to other Partners	$ (1,342)	$ (1,032)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 42
	2019	2018
Revenues
Rental	$ 1,131,169	$ 1,196,029
Interest and other	42,952	47,542
	1,174,121	1,243,571

Expenses
Interest	217,395	242,115
Depreciation and amortization	323,583	362,541
Operating expenses	851,969	876,593
	1,392,947	1,481,249

NET LOSS	$ (218,826)	$ (237,678)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (216,638)	$ (235,301)

Net loss allocated to other Partners	$ (2,188)	$ (2,377)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 43
	2019	2018
Revenues
Rental	$ 1,312,145	$ 2,093,498
Interest and other	36,262	90,363
	1,348,407	2,183,861

Expenses
Interest	113,547	256,666
Depreciation and amortization	372,693	695,187
Operating expenses	1,068,124	1,576,475
	1,554,364	2,528,328

NET LOSS	$ (205,957)	$ (344,467)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (203,897)	$ (341,022)

Net loss allocated to other Partners	$ (2,060)	$ (3,445)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 44
	2019	2018
Revenues
Rental	$ 2,449,364	$ 2,981,014
Interest and other	51,200	81,854
	2,500,564	3,062,868

Expenses
Interest	553,571	695,577
Depreciation and amortization	513,484	676,174
Operating expenses	1,447,637	1,711,083
	2,514,692	3,082,834

NET LOSS	$ (14,128)	$ (19,966)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (13,987)	$ (19,766)

Net loss allocated to other Partners	$ (141)	$ (200)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 45
	2019	2018
Revenues
Rental	$ 3,290,532	$ 3,545,117
Interest and other	76,870	80,792
	3,367,402	3,625,909

Expenses
Interest	404,349	455,418
Depreciation and amortization	826,542	944,459
Operating expenses	2,560,676	2,613,391
	3,791,567	4,013,268

NET LOSS	$ (424,165)	$ (387,359)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (419,923)	$ (383,485)

Net loss allocated to other Partners	$ (4,242)	$ (3,874)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 46
	2019	2018
Revenues
Rental	$ 2,487,589	$ 2,360,265
Interest and other	37,966	71,601
	2,525,555	2,431,866

Expenses
Interest	480,436	469,907
Depreciation and amortization	567,482	567,002
Operating expenses	1,529,363	1,482,724
	2,577,281	2,519,633

NET LOSS	$ (51,726)	$ (87,767)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (51,209)	$ (86,889)

Net loss allocated to other Partners	$ (517)	$ (878)

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
September 30, 2019

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2019 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2019 were $368,371 and total fund management fees accrued as of September 30, 2019 were $16,957,211. During the six months ended September 30, 2019, $2,883,556 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund. During the six months ended September 30, 2019, an affiliate of the general partner of the Fund was paid a total of $235,634 by Series 44 for reimbursements of operating expenses of the Fund previously recorded.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2019.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended September 30, 2019, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in all 14 of the Operating Partnerships.

Prior to the quarter ended September 30, 2019, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in all 29 of the Operating Partnerships.

Prior to the quarter ended September 30, 2019, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended September 30, 2019, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 20 of the Operating Partnerships and 4 remain.

Prior to the quarter ended September 30, 2019, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended September 30, 2019, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 37 of the Operating Partnerships and 8 remain.

Prior to the quarter ended September 30, 2019, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 14 of the Operating Partnerships and 2 remain.

Prior to the quarter ended September 30, 2019, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30, 1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in 23 of the Operating Partnerships and 3 remain.

Prior to the quarter ended September 30, 2019, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 17 of the Operating Partnerships and 5 remain.

During the quarter ended September 30, 2019, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 1 Operating Partnership in the amount of $785 as of September 30, 2019. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since sold its interest in all 20 of the Operating Partnerships.

Prior to the quarter ended September 30, 2019, Series 30 had released all payments of its capital contributions to the Operating Partnerships.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since sold its interest in all 27 of the Operating Partnerships.

During the quarter ended September 30, 2019, Series 31 converted the outstanding contributions payable of $25,000 to capital, and now has released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended September 30, 2019, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 1 Operating Partnership in the amount of $1,229 as of September 30, 2019. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 8 of the Operating Partnerships and 2 remain.

Prior to the quarter ended September 30, 2019, Series 33 had released all payments of its capital contributions to the Operating Partnerships.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978. Series 34 has since sold its interest in 11 of the Operating Partnerships and 3 remain.

Prior to the quarter ended September 30, 2019, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 10 of the Operating Partnerships and 1 remains.

Prior to the quarter ended September 30, 2019, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2019, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2019, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2019, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772. Series 40 has since sold its interest in 11 of the Operating Partnerships and 5 remain. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2019, Series 40 applied $102 of contributions payable to a prior year disposition, and has now released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2019, Series 41 had released all payments of its capital contributions to the Operating Partnerships.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 14 of the Operating Partnerships and 9 remain.

During the quarter ended September 30, 2019, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 1 Operating Partnership in the amount of $254 as of September 30, 2019. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in June 30, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. Series 43 has since sold its interest in 12 of the Operating Partnerships and 11 remain. The Fund also committed and used $805,160 of Series 43 net offering proceeds to acquire membership interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. In addition, the Fund committed and used $268,451 of Series 43 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended September 30, 2019, Series 43 had released all payments of its capital contributions to the Operating Partnerships.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BACs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $20,248,519. Series 44 has since sold its interest in 5 of the Operating Partnerships and 5 remain. In addition, the Fund committed and used $164,164 of Series 44 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended September 30, 2019, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended September 30, 2019, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of September 30, 2019. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2019, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of September 30, 2019 and 2018, the Fund held limited partnership interests in 112 and 150 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2019, are as follows:

	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ -	$ -	$ -
Series 21	-	-	-
Series 22	-	-	-
Series 23	-	-	-
Series 24	10,299	-	10,299
Series 25	-	-	-
Series 26	13,938	-	13,938
Series 27	7,635	4,000	3,635
Series 28	7,296	-	7,296
Series 29	7,260	-	7,260
Series 30	-	-	-
Series 31	-	-	-
Series 32	19,794	-	19,794
Series 33	13,316	-	13,316
Series 34	11,496	-	11,496
Series 35	9,847	-	9,847
Series 36	2,739	-	2,739
Series 37	-	-	-
Series 38	2,742	3,000	(258)
Series 39	-	-	-
Series 40	19,612	-	19,612
Series 41	34,077	2,363	31,714
Series 42	23,790	452	23,338
Series 43	24,400	4,275	20,125
Series 44	48,187	10,836	37,351
Series 45	59,644	53	59,591
Series 46	52,299	2,300	49,999
	$368,371	$27,279	$341,092

	6 Months Gross Fund Management Fee	6 Months Asset Management and Reporting Fee	6 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ -	$ -	$ -
Series 21	-	-	-
Series 22	-	-	-
Series 23	-	-	-
Series 24	20,598	2,356	18,242
Series 25	-	-	-
Series 26	27,876	1,000	26,876
Series 27	15,270	6,380	8,890
Series 28	14,592	2,000	12,592
Series 29	14,520	-	14,520
Series 30	-	-	-
Series 31	4,308	64,295	(59,987)
Series 32	39,588	13,000	26,588
Series 33	26,634	17,420	9,214
Series 34	23,861	3,000	20,861
Series 35	20,500	3,200	17,300
Series 36	7,911	-	7,911
Series 37	-	-	-
Series 38	19,323	3,000	16,323
Series 39	-	-	-
Series 40	40,482	7,380	33,102
Series 41	68,154	15,859	52,295
Series 42	47,580	1,956	45,624
Series 43	55,511	9,275	46,236
Series 44	102,889	17,607	85,282
Series 45	119,288	9,853	109,435
Series 46	104,598	10,128	94,470
	$773,483	$187,709	$585,774

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of September 30, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2019.

For the six month periods ended September 30, 2019 and 2018, Series 20 reflects a net loss from Operating Partnerships of $- and $(15,264), respectively, which includes depreciation and amortization of $- and $28,416, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 21

The series did not have any properties as of September 30, 2019 and 2018.

Series 22

As of September 30, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2019.

For the six month periods ended September 30, 2019 and 2018, Series 22 reflects a net loss from Operating Partnerships of $- and $(30,638), respectively, which includes depreciation and amortization of $- and $54,539, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 23

As of September 30, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2019.

For the six month periods ended September 30, 2019 and 2018, Series 23 reflects a net loss from Operating Partnerships of $- and $(16,479), respectively, which includes depreciation and amortization of $- and $45,095, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 24

As of September 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at September 30, 2019, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 24 reflects a net loss from Operating Partnerships of $(68,229) and $(57,033), respectively, which includes depreciation and amortization of $118,903 and $121,938, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 25

The series did not have any properties as of September 30, 2019 and 2018.

Series 26

As of September 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at September 30, 2019, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 26 reflects a net loss from Operating Partnerships of $(218,649) and $(158,897), respectively, which includes depreciation and amortization of $157,288 and $155,406, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Beauregard Apartments Partnership, A L.D.H.A.

T.R. Bobb Apartments Partnership, A L.D.H.A.

Southwind Apartments, A L.D.H.A.

Warrensburg Heights L.P.

Series 27

As of September 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at September 30, 2019, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 27 reflects a net loss from Operating Partnerships of $(73,953) and $(44,105), respectively, which includes depreciation and amortization of $67,956 and $88,925, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In September 2019, the operating general partner of Northrock Housing Associates Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on September 23, 2019. The sales price of the property was $5,547,522, which included the outstanding mortgage balance of approximately $968,733 and cash proceeds to the investment partnerships of $778,672 and $1,445,882, for Series 27 and Series 33, respectively. Of the total proceeds received by the investment partnerships, $1,750 and $3,250, for Series 27 and Series 33, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $776,922 and $1,442,632, for Series 27 and Series 33, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $776,922 and $1,442,632, for Series 27 and Series 33, respectively, as of September 30, 2019.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Angelou Court

Series 28

As of September 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at September 30, 2019, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 28 reflects a net loss from Operating Partnerships of $(70,774) and $(65,455), respectively, which includes depreciation and amortization of $69,046 and $91,762, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In September 2019, the investment general partner transferred its interest in Fairway II LDHA to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $634,665 and cash proceeds to the investment partnership of $9,600. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $7,100 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $7,100 as of September 30, 2019.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Jackson Place Apartments, L.P.

Maplewood Apartments Partnership, A LA Partnership

Series 29

As of September 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at September 30, 2019, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 29 reflects a net loss from Operating Partnerships of $(85,428) and $(114,593), respectively, which includes depreciation and amortization of $92,325 and $114,458, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Westfield Apartments Partnership, A Louisiana Partnership

The Lincoln Hotel

Poplarville Housing Inc.

Series 30

As of September 30, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2019.

For the six month periods ended September 30, 2019 and 2018, Series 30 reflects a net loss from Operating Partnerships of $- and $(43,152), respectively, which includes depreciation and amortization of $- and $76,907, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 31

As of September 30, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2019.

For the six month periods ended September 30, 2019 and 2018, Series 31 reflects a net loss from Operating Partnerships of $- and $(230,081), respectively, which includes depreciation and amortization of $- and $209,468, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In April 2019, the operating general partner of Sencit Hampden Associates LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 10, 2019. The sales price of the property was $2,700,000, which included the outstanding mortgage balance of approximately $973,555. Of the total proceeds received by the investment partnership, $64,295 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $8,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $587,469 will be returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $587,469 as of June 30, 2019. In September 2019, the investment partnership received additional proceeds equal to its share of the Operating Partnership's cash in the amount of $31,431 which was returned to the cash reserves.

Series 32

As of September 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at September 30, 2019, all of which were at 100% Qualified Occupancy

For the six month periods ended September 30, 2019 and 2018, Series 32 reflects a net loss from Operating Partnerships of $(182,657) and $(206,936), respectively, which includes depreciation and amortization of $219,045 and $219,165, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Pecan Manor Apartments Partnership, A Louisiana Partnership in Commendam

Parkside Plaza, LLP

Series 33

As of September 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at September 30, 2019, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 33 reflects a net loss from Operating Partnerships of $(58,426) and $(50,927), respectively, which includes depreciation and amortization of $100,726 and $139,535, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In September 2019, the operating general partner of Northrock Housing Associates Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on September 23, 2019. The sales price of the property was $5,547,522, which included the outstanding mortgage balance of approximately $968,733 and cash proceeds to the investment partnerships of $778,672 and $1,445,882, for Series 27 and Series 33, respectively. Of the total proceeds received by the investment partnerships, $1,750 and $3,250, for Series 27 and Series 33, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $776,922 and $1,442,632, for Series 27 and Series 33, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $776,922 and $1,442,632, for Series 27 and Series 33, respectively, as of September 30, 2019.

Series 34

As of September 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at September 30, 2019, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 34 reflects a net loss from Operating Partnerships of $(100,421) and $(45,780), respectively, which includes depreciation and amortization of $106,772 and $137,095, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In July 2019, the investment general partner transferred its interest in Abby Ridge, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $216,241 and cash proceeds to the investment partnership of $262,500. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $257,500 were returned to cash reserves held by Series 34. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $257,500 as of September 30, 2019.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

RHP 96-I, L.P.

Belmont Affordable Housing II, LP

Series 35

As of September 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at September 30, 2019, which was at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 35 reflects a net loss from Operating Partnerships of $(1,539) and $(14,939), respectively, which includes depreciation and amortization of $131,653 and $161,156, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In August 2019, the investment general partner transferred its interest in New Caney Housing II, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,027,284 and cash proceeds to the investment partnership of $150,000. Of the total proceeds received, $9,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $141,000 were returned to cash reserves held by Series 35. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $141,000 as of September 30, 2019.

Series 36

As of September 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at September 30, 2019, which was at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 36 reflects a net loss from Operating Partnerships of $(44,924) and $(41,774), respectively, which includes depreciation and amortization of $27,363 and $70,217, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 37

The series did not have any properties as of September 30, 2019 and 2018.

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

Series 38

As of September 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at September 30, 2019, which was at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 38 reflects a net loss from Operating Partnerships of $(23,735) and $(4,462), respectively, which includes depreciation and amortization of $27,635 and $155,514, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 39

The series did not have any properties as of September 30, 2019 and 2018.

Series 40

As of September 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at September 30, 2019, all of which at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 40 reflects a net loss from Operating Partnerships of $(70,221) and $(215,077), respectively, which includes depreciation and amortization of $122,649 and $276,150, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In January 2019, the investment general partner transferred its interest in Sedgwick-Sundance Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,082,984 and cash proceeds to the investment partnership of $27,144. Of the total proceeds received, $9,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs and appraisal services. The remaining proceeds of approximately $17,644 were returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $17,644 as of March 31, 2019. In addition, equity outstanding for the Operating Partnership in the amount of $102 for Series 40 was recorded as gain on the transfer of the Operating Partnership as of September 30, 2019.

In August 2019, the investment general partner transferred its interest in Capitol Five Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,185,023 and cash proceeds to the investment partnership of $40,594. Of the total proceeds received, $4,950 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $35,644 were returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $35,644 as of September 30, 2019.

In September 2019, the operating general partner of Northrock Housing Associates II Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on September 23, 2019. The sales price of the property was $4,416,742, which included the outstanding mortgage balance of approximately $1,484,229 and cash proceeds to the investment partnership of $2,523,259. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $2,518,259 will be returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $2,518,259 as of September 30, 2019.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Center Place Apartments II Limited Partnership

Oakland Partnership, A Louisiana Partnership

Series 41

As of September 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2019, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 41 reflects a net loss from Operating Partnerships of $(134,202) and $(103,233), respectively, which includes depreciation and amortization of $368,462 and $384,753, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Cedar Grove Apartments, Phase I Limited Partnership

Rural Housing Partners of Mendota

Rural Housing Partners of Fulton

Series 42

As of September 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2019, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 42 reflects a net loss from Operating Partnerships of $(218,826) and $(237,678), respectively, which includes depreciation and amortization of $323,583 and $362,541, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Wingfield Apartments Partnership II, LP

Series 43

As of September 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2019, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 43 reflects a net loss from Operating Partnerships of $(205,957) and $(344,467), respectively, which includes depreciation and amortization of $372,693 and $695,187, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In March 2019, the operating general partner of Alexander Mills, LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 31, 2019. The sales price of the property was $21,216,275, which included the outstanding mortgage balance of approximately $11,408,365 and cash proceeds to the investment partnerships of $1,065,532 and $1,302,317 for Series 43 and Series 44, respectively. Of the total proceeds received by the investment partnerships, $4,950 and $6,050 for Series 43 and Series 44, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, as of June 30, 2019.

In July 2019, the investment general partner transferred its interest in Gilbert Apartments, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $537,996 and cash proceeds to the investment partnership of $200,000. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $195,000 were returned to cash reserves held by Series 43. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $195,000 as of September 30, 2019.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Parkside Plaza, LLP

Series 44

As of September 30, 2019 and 2018, the average Qualified Occupancy was 100%. The series had a total of 5 properties at September 30, 2019, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 44 reflects a net loss from Operating Partnerships of $(14,128) and $(19,966), respectively, which includes depreciation and amortization of $513,484 and $676,174, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In March 2019, the operating general partner of Alexander Mills, LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 31, 2019. The sales price of the property was $21,216,275, which included the outstanding mortgage balance of approximately $11,408,365 and cash proceeds to the investment partnerships of $1,065,532 and $1,302,317 for Series 43 and Series 44, respectively. Of the total proceeds received by the investment partnerships, $4,950 and $6,050 for Series 43 and Series 44, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, as of June 30, 2019.

In September 2019, the operating general partner of Northrock Housing Associates Three Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on September 23, 2019. The sales price of the property was $2,640,737, which included the outstanding mortgage balance of approximately $709,074 and cash proceeds to the investment partnership of $1,565,456. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,560,456 will be returned to cash reserves held by Series 44. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,560,456 as of September 30, 2019.

Series 45

As of September 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2019, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 45 reflects a net loss from Operating Partnerships of $(424,165) and $(387,359), respectively, which includes depreciation and amortization of $826,542 and $944,459, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Jefferson Housing, LP (Jefferson House) is a 101-unit property located in Lynchburg, VA. The property continues to operate below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations in conjunction with the Virginia Housing Development Authority. As of September 30, 2019, the property is maintaining average occupancy of 79%. Reporting delays remain a consistent issue. The operating general partner has an unlimited operating deficit guarantee. The low income housing tax credit compliance period expires on December 31, 2019.

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2017 and 2018 due to high operating expenses. Through the third quarter of 2019, the property is operating above breakeven. Occupancy averaged 97% in 2018 and averaged 98% in the three quarters of 2019. The investment limited partner will continue to monitor the property's operating expenses. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Bartlett Bayou, L.P. subsequent to September 30, 2019.

University Plaza Investment Group, LLLP (University Plaza Senior Complex) is a 34-unit property in Greeley, CO.  On May 31, 2019, a complaint was filed by the daughter of a resident that burned to death in his unit on November 28, 2017. The Plaintiff has requested a trial by jury in an amount to be determined at trial. The Plaintiff is claiming negligence and wrongful death against the Operating Partnership. The operating general partner submitted the compliant to the insurance company who hired an attorney. The attorney filed an Answer and Jury Demand on June 24, 2019. Most of the answers to the compliant denied the allegations. The parties began discovery after the case management conference was completed on August 13, 2019. The attorney representing the Operating Partnership is in process of drafting the written discovery. Counsel for the investment general partner has reviewed the complaint and will continue to review all documentation with respect to the lawsuit. The Operating Partnership's liability insurance carries coverage of $500,000 per incident in addition to a $10,000,000 umbrella liability policy. At this time any outcome of the lawsuit cannot be determined and the investment general partner and legal counsel will continue to monitor the case.

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

Heritage Christian Home III, L.P.

Series 46

As of September 30, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2019, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 46 reflects a net loss from Operating Partnerships of $(51,726) and $(87,767), respectively, which includes depreciation and amortization of $567,482 and $567,002, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2017 and 2018 due to high operating expenses. Through the third quarter of 2019, the property is operating above breakeven. Occupancy averaged 97% in 2018 and averaged 98% in the three quarters of 2019. The investment limited partner will continue to monitor the property's operating expenses. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Bartlett Bayou, L.P. subsequent to September 30, 2019.

Linden-Shawnee Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Shawnee, OK. The property was added to the Watchlist during second quarter of 2019 for below breakeven operations due to low occupancy and elevated operating expenses. As of September 30, 2019, occupancy is 85%. The investment limited partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Linden-Shawnee Partners, L.P. expires on December 31, 2020.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: November 13, 2019		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 13, 2019	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

November 13, 2019	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.