Form 10-Q
period 2019-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2020-02-13
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2019
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2019

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-31
Condensed Statements of Operations	32-87
Condensed Statements of Changes in Partners' Capital (Deficit)	88-143
Condensed Statements of Cash Flows	144-171
Notes to Condensed Financial Statements	172-207

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	208-252

Item 3. Quantitative and Qualitative Disclosures About Market Risk	253

Item 4. Controls and Procedures	253

PART II OTHER INFORMATION

Item 1. Legal Proceedings	254

Item 1A. Risk Factors	254

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	254

Item 3. Defaults Upon Senior Securities	254

Item 4. Mine Safety Disclosures	254

Item 5. Other Information	254

Item 6. Exhibits	254

Signatures	255

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	10,221,514	22,926,529
Other assets	38,912	40,088

	$10,260,426	$22,966,617

LIABILITIES

Accounts payable and accrued expenses	$547,423	$550,316
Accounts payable affiliates (Note C)	16,109,004	19,302,918
Capital contributions payable	17,763	44,094

	16,674,190	19,897,328

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,048,603 outstanding as of December 31, 2019 and March 31, 2019.	(5,963,020)	3,656,782
General Partner	(450,744)	(587,493)

	(6,413,764)	3,069,289

	$10,260,426	$22,966,617

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,828,200 outstanding as of December 31, 2019 and March 31, 2019.	(754,767)	(754,767)
General Partner	754,767	754,767

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of December 31, 2019 and March 31, 2019.	(898,231)	(898,231)
General Partner	898,231	898,231

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,550,145 outstanding as of December 31, 2019 and March 31, 2019.	(2,448,362)	(2,448,362)
General Partner	2,448,362	2,448,362

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,303,327 outstanding as of December 31, 2019 and March 31, 2019.	(224,264)	(224,264)
General Partner	224,264	224,264

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	402,018
Other assets	-	-

	$-	$402,018

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,150,053 outstanding as of December 31, 2019 and March 31, 2019.	173,404	577,250
General Partner	(173,404)	(175,232)

	-	402,018

	$-	$402,018

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of December 31, 2019 and March 31, 2019.	219,815	219,815
General Partner	(219,815)	(219,815)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	587,787	554,439
Other assets	-	-

	$587,787	$554,439

LIABILITIES

Accounts payable and accrued expenses	$2,500	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	2,500	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,956,674 outstanding as of December 31, 2019 and March 31, 2019.	897,777	867,237
General Partner	(312,490)	(312,798)

	585,287	554,439

	$587,787	$554,439

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	6,500,234
Other assets	-	-

	$-	$6,500,234

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,431,350 outstanding as of December 31, 2019 and March 31, 2019.	133,264	6,641,679
General Partner	(133,264)	(141,445)

	-	6,500,234

	$-	$6,500,234

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	699,710	690,605
Other assets	23,824	-

	$723,534	$690,605

LIABILITIES

Accounts payable and accrued expenses	$12,000	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	12,000	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,979,139 outstanding as of December 31, 2019 and March 31, 2019.	986,256	965,536
General Partner	(274,722)	(274,931)

	711,534	690,605

	$723,534	$690,605

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	161,384	196,944
Other assets	-	-

	$161,384	$196,944

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,098,615	3,076,835
Capital contributions payable	785	785

	3,099,400	3,077,620

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,942,925 outstanding as of December 31, 2019 and March 31, 2019.	(2,569,989)	(2,513,222)
General Partner	(368,027)	(367,454)

	(2,938,016)	(2,880,676)

	$161,384	$196,944

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,621,200 outstanding as of December 31, 2019 and March 31, 2019.	(883,119)	(883,119)
General Partner	883,119	883,119

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	1,953,570
Other assets	-	25,000

	$-	$1,978,570

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	25,000

	-	25,000

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,375,757 outstanding as of December 31, 2019 and March 31, 2019.	353,529	2,313,293
General Partner	(353,529)	(359,723)

	-	1,953,570

	$-	$1,978,570

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	356,939	272,226
Other assets	-	-

	$356,939	$272,226

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	226,700	218,525
Capital contributions payable	-	1,229

	226,700	219,754

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,724,298 outstanding as of December 31, 2019 and March 31, 2019.	535,300	458,311
General Partner	(405,061)	(405,839)

	130,239	52,472

	$356,939	$272,226

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	571,893	236,612
Other assets	-	-

	$571,893	$236,612

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	1,099,287
Capital contributions payable	-	-

	-	1,099,287

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,621,433 outstanding as of December 31, 2019 and March 31, 2019.	791,954	(628,268)
General Partner	(220,061)	(234,407)

	571,893	(862,675)

	$571,893	$236,612

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	442,131	178,285
Other assets	-	-

	$442,131	$178,285

LIABILITIES

Accounts payable and accrued expenses	$4,500	$-
Accounts payable affiliates (Note C)	2,723,447	2,689,830
Capital contributions payable	-	-

	2,727,947	2,689,830

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,496,419 outstanding as of December 31, 2019 and March 31, 2019.	(1,962,568)	(2,186,040)
General Partner	(323,248)	(325,505)

	(2,285,816)	(2,511,545)

	$442,131	$178,285

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	4,395,774
Other assets	-	-

	$-	$4,395,774

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,277,913 outstanding as of December 31, 2019 and March 31, 2019.	223,088	4,633,841
General Partner	(223,088)	(238,067)

	-	4,395,774

	$-	$4,395,774

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	2,541,359
Other assets	-	-

	$-	$2,541,359

LIABILITIES

Accounts payable and accrued expenses	$-	$24,706
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	24,706

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,083,704 outstanding as of December 31, 2019 and March 31, 2019.	148,221	2,670,150
General Partner	(148,221)	(153,497)

	-	2,516,653

	$-	$2,541,359

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,489,100 outstanding as of December 31, 2019 and March 31, 2019.	205,359	205,359
General Partner	(205,359)	(205,359)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	1,499,106
Other assets	-	-

	$-	$1,499,106

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,536,200 outstanding as of December 31, 2019 and March 31, 2019.	188,889	1,702,399
General Partner	(188,889)	(203,293)

	-	1,499,106

	$-	$1,499,106

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of December 31, 2019 and March 31, 2019.	196,043	196,043
General Partner	(196,043)	(196,043)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	193,344
Other assets	-	-

	$-	$193,344

LIABILITIES

Accounts payable and accrued expenses	$-	$9,500
Accounts payable affiliates (Note C)	-	2,224,213
Capital contributions payable	-	102

	-	2,233,815

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,611,356 outstanding as of December 31, 2019 and March 31, 2019.	216,900	(1,795,123)
General Partner	(216,900)	(245,348)

	-	(2,040,471)

	$-	$193,344

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	274,846	246,214
Other assets	-	-

	$274,846	$246,214

LIABILITIES

Accounts payable and accrued expenses	$1,250	$-
Accounts payable affiliates (Note C)	2,615,840	2,513,609
Capital contributions payable	-	-

	2,617,090	2,513,609

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,872,426 outstanding as of December 31, 2019 and March 31, 2019.	(2,069,654)	(1,995,553)
General Partner	(272,590)	(271,842)

	(2,342,244)	(2,267,395)

	$274,846	$246,214

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,611,469	1,300,483
Other assets	11,300	11,300

	$1,622,769	$1,311,783

LIABILITIES

Accounts payable and accrued expenses	$7,000	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	254	254

	7,254	254

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,722,862 outstanding as of December 31, 2019 and March 31, 2019.	1,840,297	1,539,351
General Partner	(224,782)	(227,822)

	1,615,515	1,311,529

	$1,622,769	$1,311,783

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,431,916	414,540
Other assets	-	-

	$1,431,916	$414,540

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	168,259
Capital contributions payable	-	-

	-	168,259

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,627,487 outstanding as of December 31, 2019 and March 31, 2019.	1,739,118	565,339
General Partner	(307,202)	(319,058)

	1,431,916	246,281

	$1,431,916	$414,540

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,809,920	113,020
Other assets	-	-

	$2,809,920	$113,020

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,989,038	3,076,825
Capital contributions payable	-	-

	2,989,038	3,076,825

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,689,173 outstanding as of December 31, 2019 and March 31, 2019.	60,121	(2,696,719)
General Partner	(239,239)	(267,086)

	(179,118)	(2,963,805)

	$2,809,920	$113,020

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	901,780	916,581
Other assets	-	-

	$901,780	$916,581

LIABILITIES

Accounts payable and accrued expenses	$520,173	$516,110
Accounts payable affiliates (Note C)	2,397,281	2,334,349
Capital contributions payable	16,724	16,724

	2,934,178	2,867,183

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 4,007,167 outstanding as of December 31, 2019 and March 31, 2019.	(1,658,412)	(1,577,434)
General Partner	(373,986)	(373,168)

	(2,032,398)	(1,950,602)

	$901,780	$916,581

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	December 31, 2019	March 31, 2019

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	371,739	321,175
Other assets	3,788	3,788

	$375,527	$324,963

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,058,083	1,901,186
Capital contributions payable	-	-

	2,058,083	1,901,186

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,965,635 outstanding as of December 31, 2019 and March 31, 2019.	(1,402,989)	(1,297,719)
General Partner	(279,567)	(278,504)

	(1,682,556)	(1,576,223)

	$375,527	$324,963

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2019	2018

Income
Interest income	$89,644	$60,657
Other income	14,121	35,136

	103,765	95,793

Gain on disposition of Operating Partnerships (Note D)	3,289,789	467,156

Expenses
Professional fees	36,645	70,561
Fund management fee, net (Note C)	287,360	376,113
General and administrative expenses	475,661	303,067

	799,666	749,741

NET INCOME (LOSS)	$2,593,888	$(186,792)

Net income (loss) allocated to assignees	$2,567,946	$(184,925)

Net income (loss) allocated to general partner	$25,942	$(1,867)

Net income (loss) per BAC	$.03	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 20

	2019	2018

Income
Interest income	$-	$361
Other income	-	-

	-	361

Gain on disposition of Operating Partnerships (Note D)	-	42,000

Expenses
Professional fees	-	2,831
Fund management fee, net (Note C)	-	2,549
General and administrative expenses	-	36,709

	-	42,089

NET INCOME (LOSS)	$-	$272

Net income (loss) allocated to assignees	$-	$269

Net income (loss) allocated to general partner	$-	$3

Net income (loss) per BAC	$-	$.00

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 22

	2019	2018

Income
Interest income	$-	$455
Other income	-	-

	-	455

Gain on disposition of Operating Partnerships (Note D)	-	38,000

Expenses
Professional fees	-	2,406
Fund management fee, net (Note C)	-	6,426
General and administrative expenses	-	35,675

	-	44,507

NET INCOME (LOSS)	$-	$(6,052)

Net income (loss) allocated to assignees	$-	$(5,992)

Net income (loss) allocated to general partner	$-	$(60)

Net income (loss) per BAC	$-	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 23

	2019	2018

Income
Interest income	$-	$489
Other income	-	-

	-	489

Gain on disposition of Operating Partnerships (Note D)	-	43,500

Expenses
Professional fees	-	2,731
Fund management fee, net (Note C)	-	5,556
General and administrative expenses	-	37,264

	-	45,551

NET INCOME (LOSS)	$-	$(1,562)

Net income (loss) allocated to assignees	$-	$(1,546)

Net income (loss) allocated to general partner	$-	$(16)

Net income (loss) per BAC	$-	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 24

	2019	2018

Income
Interest income	$1,037	$705
Other income	-	-

	1,037	705

Gain on disposition of Operating Partnerships (Note D)	278,516	23,678

Expenses
Professional fees	1,181	1,513
Fund management fee, net (Note C)	7,799	9,927
General and administrative expenses	47,951	5,151

	56,931	16,591

NET INCOME (LOSS)	$222,622	$7,792

Net income (loss) allocated to assignees	$220,396	$7,714

Net income (loss) allocated to general partner	$2,226	$78

Net income (loss) per BAC	$.10	$.00

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 26

	2019	2018

Income
Interest income	$3,178	$1,168
Other income	-	-

	3,178	1,168

Gain on disposition of Operating Partnerships (Note D)	109,433	-

Expenses
Professional fees	1,181	2,166
Fund management fee, net (Note C)	13,317	13,938
General and administrative expenses	11,097	7,465

	25,595	23,569

NET INCOME (LOSS)	$87,016	$(22,401)

Net income (loss) allocated to assignees	$86,146	$(22,177)

Net income (loss) allocated to general partner	$870	$(224)

Net income (loss) per BAC	$.02	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 27

	2019	2018

Income
Interest income	$14,817	$17,986
Other income	-	-

	14,817	17,986

Gain on disposition of Operating Partnerships (Note D)	79,844	-

Expenses
Professional fees	1,459	2,081
Fund management fee, net (Note C)	5,730	(2,365)
General and administrative expenses	70,185	5,063

	77,374	4,779

NET INCOME (LOSS)	$17,287	$13,207

Net income (loss) allocated to assignees	$17,114	$13,075

Net income (loss) allocated to general partner	$173	$132

Net income (loss) per BAC	$.01	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 28

	2019	2018

Income
Interest income	$1,920	$1,235
Other income	-	-

	1,920	1,235

Gain on disposition of Operating Partnerships (Note D)	66,148	-

Expenses
Professional fees	1,181	2,003
Fund management fee, net (Note C)	5,520	7,296
General and administrative expenses	9,975	6,539

	16,676	15,838

NET INCOME (LOSS)	$51,392	$(14,603)

Net income (loss) allocated to assignees	$50,878	$(14,457)

Net income (loss) allocated to general partner	$514	$(146)

Net income (loss) per BAC	$.01	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 29

	2019	2018

Income
Interest income	$1,190	$1,106
Other income	-	-

	1,190	1,106

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,181	2,123
Fund management fee, net (Note C)	4,260	4,261
General and administrative expenses	10,948	6,940

	16,389	13,324

NET INCOME (LOSS)	$(15,199)	$(12,218)

Net income (loss) allocated to assignees	$(15,047)	$(12,096)

Net income (loss) allocated to general partner	$(152)	$(122)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 30

	2019	2018

Income
Interest income	$-	$681
Other income	-	-

	-	681

Gain on disposition of Operating Partnerships (Note D)	-	153,627

Expenses
Professional fees	-	2,221
Fund management fee, net (Note C)	-	5,668
General and administrative expenses	-	38,432

	-	46,321

NET INCOME (LOSS)	$-	$107,987

Net income (loss) allocated to assignees	$-	$106,907

Net income (loss) allocated to general partner	$-	$1,080

Net income (loss) per BAC	$-	$.04

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 31

	2019	2018

Income
Interest income	$7,499	$5,442
Other income	-	-

	7,499	5,442

Gain on disposition of Operating Partnerships (Note D)	900	36,342

Expenses
Professional fees	1,181	6,927
Fund management fee, net (Note C)	(6,531)	16,065
General and administrative expenses	49,288	6,778

	43,938	29,770

NET INCOME (LOSS)	$(35,539)	$12,014

Net income (loss) allocated to assignees	$(35,184)	$11,894

Net income (loss) allocated to general partner	$(355)	$120

Net income (loss) per BAC	$(.01)	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 32

	2019	2018

Income
Interest income	$1,541	$86
Other income	-	-

	1,541	86

Gain on disposition of Operating Partnerships (Note D)	159,553	-

Expenses
Professional fees	1,181	7,049
Fund management fee, net (Note C)	19,795	18,294
General and administrative expenses	10,962	7,159

	31,938	32,502

NET INCOME (LOSS)	$129,156	$(32,416)

Net income (loss) allocated to assignees	$127,864	$(32,092)

Net income (loss) allocated to general partner	$1,292	$(324)

Net income (loss) per BAC	$.03	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,

(Unaudited)

Series 33

	2019	2018

Income
Interest income	$2,594	$980
Other income	-	-

	2,594	980

Gain on disposition of Operating Partnerships (Note D)	26,962	-

Expenses
Professional fees	1,181	1,484
Fund management fee, net (Note C)	9,777	9,318
General and administrative expenses	7,130	4,899

	18,088	15,701

NET INCOME (LOSS)	$11,468	$(14,721)

Net income (loss) allocated to assignees	$11,353	$(14,574)

Net income (loss) allocated to general partner	$115	$(147)

Net income (loss) per BAC	$.00	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 34

	2019	2018

Income
Interest income	$2,533	$850
Other income	-	-

	2,533	850

Gain on disposition of Operating Partnerships (Note D)	27,000	-

Expenses
Professional fees	1,181	1,783
Fund management fee, net (Note C)	9,756	12,365
General and administrative expenses	8,938	5,924

	19,875	20,072

NET INCOME (LOSS)	$9,658	$(19,222)

Net income (loss) allocated to assignees	$9,562	$(19,029)

Net income (loss) allocated to general partner	$96	$(193)

Net income (loss) per BAC	$.00	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 35

	2019	2018

Income
Interest income	$8,309	$9,216
Other income	-	-

	8,309	9,216

Gain on disposition of Operating Partnerships (Note D)	1,414,642	-

Expenses
Professional fees	1,835	6,668
Fund management fee, net (Note C)	8,235	4,053
General and administrative expenses	47,764	5,571

	57,834	16,292

NET INCOME (LOSS)	$1,365,117	$(7,076)

Net income (loss) allocated to assignees	$1,351,466	$(7,005)

Net income (loss) allocated to general partner	$13,651	$(71)

Net income (loss) per BAC	$.41	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 36

	2019	2018

Income
Interest income	$5,977	$6,084
Other income	-	-

	5,977	6,084

Gain on disposition of Operating Partnerships (Note D)	105,658	9,941

Expenses
Professional fees	1,181	11,756
Fund management fee, net (Note C)	2,739	1,775
General and administrative expenses	45,349	4,333

	49,269	17,864

NET INCOME (LOSS)	$62,366	$(1,839)

Net income (loss) allocated to assignees	$61,743	$(1,821)

Net income (loss) allocated to general partner	$623	$(18)

Net income (loss) per BAC	$.03	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 37

	2019	2018

Income
Interest income	$-	$258
Other income	-	-

	-	258

Gain on disposition of Operating Partnerships (Note D)	-	41,726

Expenses
Professional fees	-	2,085
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	38,358

	-	40,443

NET INCOME (LOSS)	$-	$1,541

Net income (loss) allocated to assignees	$-	$1,526

Net income (loss) allocated to general partner	$-	$15

Net income (loss) per BAC	$-	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 38

	2019	2018

Income
Interest income	$6,829	$817
Other income	-	20,202

	6,829	21,019

Gain on disposition of Operating Partnerships (Note D)	42,783	-

Expenses
Professional fees	1,181	1,459
Fund management fee, net (Note C)	2,742	10,581
General and administrative expenses	47,372	4,819

	51,295	16,859

NET INCOME (LOSS)	$(1,683)	$4,160

Net income (loss) allocated to assignees	$(1,667)	$4,118

Net income (loss) allocated to general partner	$(16)	$42

Net income (loss) per BAC	$(.00)	$.00

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 40

	2019	2018

Income
Interest income	$1,717	$977
Other income	-	-

	1,717	977

Gain on disposition of Operating Partnerships (Note D)	408,469	-

Expenses
Professional fees	1,181	1,390
Fund management fee, net (Note C)	11,828	23,390
General and administrative expenses	52,846	5,346

	65,855	30,126

NET INCOME (LOSS)	$344,331	$(29,149)

Net income (loss) allocated to assignees	$340,887	$(28,858)

Net income (loss) allocated to general partner	$3,444	$(291)

Net income (loss) per BAC	$.13	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 41

	2019	2018

Income
Interest income	$1,653	$1,165
Other income	-	-

	1,653	1,165

Gain on disposition of Operating Partnerships (Note D)	1,250	-

Expenses
Professional fees	1,181	1,620
Fund management fee, net (Note C)	34,077	32,161
General and administrative expenses	8,797	6,208

	44,055	39,989

NET INCOME (LOSS)	$(41,152)	$(38,824)

Net income (loss) allocated to assignees	$(40,741)	$(38,436)

Net income (loss) allocated to general partner	$(411)	$(388)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 42

	2019	2018

Income
Interest income	$5,478	$4,775
Other income	13,734	13,734

	19,212	18,509

Gain on disposition of Operating Partnerships (Note D)	381,658	11,822

Expenses
Professional fees	6,409	1,499
Fund management fee, net (Note C)	23,690	23,431
General and administrative expenses	7,926	5,829

	38,025	30,759

NET INCOME (LOSS)	$362,845	$(428)

Net income (loss) allocated to assignees	$359,216	$(424)

Net income (loss) allocated to general partner	$3,629	$(4)

Net income (loss) per BAC	$.13	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 43

	2019	2018

Income
Interest income	$7,367	$1,434
Other income	-	-

	7,367	1,434

Gain on disposition of Operating Partnerships (Note D)	21,923	66,520

Expenses
Professional fees	1,181	1,758
Fund management fee, net (Note C)	19,392	5,532
General and administrative expenses	9,912	7,335

	30,485	14,625

NET INCOME (LOSS)	$(1,195)	$53,329

Net income (loss) allocated to assignees	$(1,183)	$52,796

Net income (loss) allocated to general partner	$(12)	$533

Net income (loss) per BAC	$(.00)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 44

	2019	2018

Income
Interest income	$9,849	$196
Other income	-	813

	9,849	1,009

Gain on disposition of Operating Partnerships (Note D)	64,602	-

Expenses
Professional fees	1,181	1,523
Fund management fee, net (Note C)	43,979	53,683
General and administrative expenses	7,751	5,540

	52,911	60,746

NET INCOME (LOSS)	$21,540	$(59,737)

Net income (loss) allocated to assignees	$21,324	$(59,139)

Net income (loss) allocated to general partner	$216	$(598)

Net income (loss) per BAC	$.01	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 45

	2019	2018

Income
Interest income	$3,564	$2,877
Other income	387	387

	3,951	3,264

Gain on disposition of Operating Partnerships (Note D)	100,448	-

Expenses
Professional fees	5,826	1,878
Fund management fee, net (Note C)	51,232	62,910
General and administrative expenses	12,017	9,007

	69,075	73,795

NET INCOME (LOSS)	$35,324	$(70,531)

Net income (loss) allocated to assignees	$34,971	$(69,826)

Net income (loss) allocated to general partner	$353	$(705)

Net income (loss) per BAC	$.01	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 46

	2019	2018

Income
Interest income	$2,592	$1,314
Other income	-	-

	2,592	1,314

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	4,582	1,607
Fund management fee, net (Note C)	20,023	49,299
General and administrative expenses	9,453	6,723

	34,058	57,629

NET INCOME (LOSS)	$(31,466)	$(56,315)

Net income (loss) allocated to assignees	$(31,152)	$(55,752)

Net income (loss) allocated to general partner	$(314)	$(563)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2019	2018

Income
Interest income	$247,584	$163,651
Other income	226,241	292,224

	473,825	455,875

Gain on disposition of Operating Partnerships (Note D)	15,140,452	3,086,786

Expenses
Professional fees	364,341	497,467
Fund management fee, net (Note C)	873,135	1,192,744
General and administrative expenses	702,000	547,591

	1,939,476	2,237,802

NET INCOME (LOSS)	$13,674,801	$1,304,859

Net income (loss) allocated to assignees	$13,538,052	$1,291,810

Net income (loss) allocated to general partner	$136,749	$13,049

Net income (loss) per BAC	$.16	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 20

	2019	2018

Income
Interest income	$-	$1,340
Other income	-	-

	-	1,340

Gain on disposition of Operating Partnerships (Note D)	-	197,337

Expenses
Professional fees	-	14,501
Fund management fee, net (Note C)	-	7,369
General and administrative expenses	-	47,828

	-	69,698

NET INCOME (LOSS)	$-	$128,979

Net income (loss) allocated to assignees	$-	$127,689

Net income (loss) allocated to general partner	$-	$1,290

Net income (loss) per BAC	$-	$.03

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 22

	2019	2018

Income
Interest income	$-	$1,579
Other income	-	-

	-	1,579

Gain on disposition of Operating Partnerships (Note D)	-	38,000

Expenses
Professional fees	-	13,451
Fund management fee, net (Note C)	-	18,778
General and administrative expenses	-	45,494

	-	77,723

NET INCOME (LOSS)	$-	$(38,144)

Net income (loss) allocated to assignees	$-	$(37,763)

Net income (loss) allocated to general partner	$-	$(381)

Net income (loss) per BAC	$-	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 23

	2019	2018

Income
Interest income	$-	$2,045
Other income	-	3,955

	-	6,000

Gain on disposition of Operating Partnerships (Note D)	-	43,500

Expenses
Professional fees	-	15,332
Fund management fee, net (Note C)	-	13,062
General and administrative expenses	-	48,108

	-	76,502

NET INCOME (LOSS)	$-	$(27,002)

Net income (loss) allocated to assignees	$-	$(26,732)

Net income (loss) allocated to general partner	$-	$(270)

Net income (loss) per BAC	$-	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 24

	2019	2018

Income
Interest income	$2,719	$1,826
Other income	1,680	582

	4,399	2,408

Gain on disposition of Operating Partnerships (Note D)	278,516	23,678

Expenses
Professional fees	15,614	15,254
Fund management fee, net (Note C)	26,041	30,282
General and administrative expenses	58,465	14,432

	100,120	59,968

NET INCOME (LOSS)	$182,795	$(33,882)

Net income (loss) allocated to assignees	$180,967	$(33,543)

Net income (loss) allocated to general partner	$1,828	$(339)

Net income (loss) per BAC	$.08	$(.02)

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 26

	2019	2018

Income
Interest income	$5,615	$3,115
Other income	420	420

	6,035	3,535

Gain on disposition of Operating Partnerships (Note D)	109,433	10,500

Expenses
Professional fees	18,155	22,612
Fund management fee, net (Note C)	40,193	42,485
General and administrative expenses	26,272	18,890

	84,620	83,987

NET INCOME (LOSS)	$30,848	$(69,952)

Net income (loss) allocated to assignees	$30,540	$(69,252)

Net income (loss) allocated to general partner	$308	$(700)

Net income (loss) per BAC	$.01	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 27

	2019	2018

Income
Interest income	$54,890	$44,222
Other income	15,472	1,366

	70,362	45,588

Gain on disposition of Operating Partnerships (Note D)	856,766	-

Expenses
Professional fees	13,626	16,741
Fund management fee, net (Note C)	14,620	10,525
General and administrative expenses	80,756	14,511

	109,002	41,777

NET INCOME (LOSS)	$818,126	$3,811

Net income (loss) allocated to assignees	$809,945	$3,773

Net income (loss) allocated to general partner	$8,181	$38

Net income (loss) per BAC	$.33	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 28

	2019	2018

Income
Interest income	$4,896	$3,212
Other income	446	446

	5,342	3,658

Gain on disposition of Operating Partnerships (Note D)	73,248	8,500

Expenses
Professional fees	15,367	14,429
Fund management fee, net (Note C)	18,112	21,436
General and administrative expenses	24,182	17,418

	57,661	53,283

NET INCOME (LOSS)	$20,929	$(41,125)

Net income (loss) allocated to assignees	$20,720	$(40,714)

Net income (loss) allocated to general partner	$209	$(411)

Net income (loss) per BAC	$.01	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 29

	2019	2018

Income
Interest income	$2,525	$3,313
Other income	-	-

	2,525	3,313

Gain on disposition of Operating Partnerships (Note D)	-	123,094

Expenses
Professional fees	17,633	17,244
Fund management fee, net (Note C)	18,780	26,615
General and administrative expenses	23,452	18,184

	59,865	62,043

NET INCOME (LOSS)	$(57,340)	$64,364

Net income (loss) allocated to assignees	$(56,767)	$63,720

Net income (loss) allocated to general partner	$(573)	$644

Net income (loss) per BAC	$(.01)	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 30

	2019	2018

Income
Interest income	$-	$2,269
Other income	-	2,049

	-	4,318

Gain on disposition of Operating Partnerships (Note D)	-	195,182

Expenses
Professional fees	-	18,592
Fund management fee, net (Note C)	-	18,242
General and administrative expenses	-	47,855

	-	84,689

NET INCOME (LOSS)	$-	$114,811

Net income (loss) allocated to assignees	$-	$113,663

Net income (loss) allocated to general partner	$-	$1,148

Net income (loss) per BAC	$-	$.04

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 31

	2019	2018

Income
Interest income	$18,039	$13,940
Other income	-	476

	18,039	14,416

Gain on disposition of Operating Partnerships (Note D)	619,800	105,794

Expenses
Professional fees	21,208	24,053
Fund management fee, net (Note C)	(66,518)	50,192
General and administrative expenses	63,777	17,848

	18,467	92,093

NET INCOME (LOSS)	$619,372	$28,117

Net income (loss) allocated to assignees	$613,178	$27,836

Net income (loss) allocated to general partner	$6,194	$281

Net income (loss) per BAC	$.14	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 32

	2019	2018

Income
Interest income	$3,589	$1,697
Other income	4,320	-

	7,909	1,697

Gain on disposition of Operating Partnerships (Note D)	159,553	487,880

Expenses
Professional fees	17,495	22,552
Fund management fee, net (Note C)	46,383	60,175
General and administrative expenses	25,817	18,395

	89,695	101,122

NET INCOME (LOSS)	$77,767	$388,455

Net income (loss) allocated to assignees	$76,989	$384,570

Net income (loss) allocated to general partner	$778	$3,885

Net income (loss) per BAC	$.02	$.08

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,

(Unaudited)

Series 33

	2019	2018

Income
Interest income	$4,394	$2,752
Other income	14,427	2,536

	18,821	5,288

Gain on disposition of Operating Partnerships (Note D)	1,469,594	-

Expenses
Professional fees	16,152	15,160
Fund management fee, net (Note C)	18,991	31,535
General and administrative expenses	18,704	14,004

	53,847	60,699

NET INCOME (LOSS)	$1,434,568	$(55,411)

Net income (loss) allocated to assignees	$1,420,222	$(54,857)

Net income (loss) allocated to general partner	$14,346	$(554)

Net income (loss) per BAC	$.54	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 34

	2019	2018

Income
Interest income	$3,992	$1,984
Other income	2,100	1,539

	6,092	3,523

Gain on disposition of Operating Partnerships (Note D)	284,500	-

Expenses
Professional fees	14,045	13,519
Fund management fee, net (Note C)	30,617	32,897
General and administrative expenses	20,201	15,960

	64,863	62,376

NET INCOME (LOSS)	$225,729	$(58,853)

Net income (loss) allocated to assignees	$223,472	$(58,264)

Net income (loss) allocated to general partner	$2,257	$(589)

Net income (loss) per BAC	$.06	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 35

	2019	2018

Income
Interest income	$34,037	$25,453
Other income	5,963	-

	40,000	25,453

Gain on disposition of Operating Partnerships (Note D)	1,555,642	-

Expenses
Professional fees	13,305	18,579
Fund management fee, net (Note C)	25,535	18,759
General and administrative expenses	58,889	15,513

	97,729	52,851

NET INCOME (LOSS)	$1,497,913	$(27,398)

Net income (loss) allocated to assignees	$1,482,934	$(27,124)

Net income (loss) allocated to general partner	$14,979	$(274)

Net income (loss) per BAC	$.45	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 36

	2019	2018

Income
Interest income	$26,478	$15,772
Other income	-	5,119

	26,478	20,891

Gain on disposition of Operating Partnerships (Note D)	581,982	253,104

Expenses
Professional fees	13,973	67,005
Fund management fee, net (Note C)	10,650	13,481
General and administrative expenses	56,198	12,954

	80,821	93,440

NET INCOME (LOSS)	$527,639	$180,555

Net income (loss) allocated to assignees	$522,363	$178,749

Net income (loss) allocated to general partner	$5,276	$1,806

Net income (loss) per BAC	$.25	$.09

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 37

	2019	2018

Income
Interest income	$-	$1,784
Other income	-	21,485

	-	23,269

Gain on disposition of Operating Partnerships (Note D)	-	1,062,375

Expenses
Professional fees	-	13,306
Fund management fee, net (Note C)	-	5,562
General and administrative expenses	-	50,977

	-	69,845

NET INCOME (LOSS)	$-	$1,015,799

Net income (loss) allocated to assignees	$-	$1,005,641

Net income (loss) allocated to general partner	$-	$10,158

Net income (loss) per BAC	$-	$.40

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 38

	2019	2018

Income
Interest income	$19,192	$5,374
Other income	5,700	70,202

	24,892	75,576

Gain on disposition of Operating Partnerships (Note D)	1,506,757	7,000

Expenses
Professional fees	14,670	13,675
Fund management fee, net (Note C)	19,065	42,396
General and administrative expenses	57,561	13,845

	91,296	69,916

NET INCOME (LOSS)	$1,440,353	$12,660

Net income (loss) allocated to assignees	$1,425,949	$12,533

Net income (loss) allocated to general partner	$14,404	$127

Net income (loss) per BAC	$.56	$.00

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 40

	2019	2018

Income
Interest income	$3,050	$2,395
Other income	6,639	1,250

	9,689	3,645

Gain on disposition of Operating Partnerships (Note D)	2,962,474	44,500

Expenses
Professional fees	19,462	18,131
Fund management fee, net (Note C)	44,930	69,028
General and administrative expenses	62,999	14,594

	127,391	101,753

NET INCOME (LOSS)	$2,844,772	$(53,608)

Net income (loss) allocated to assignees	$2,816,324	$(53,072)

Net income (loss) allocated to general partner	$28,448	$(536)

Net income (loss) per BAC	$1.08	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 41

	2019	2018

Income
Interest income	$3,336	$3,242
Other income	47,364	37,141

	50,700	40,383

Gain on disposition of Operating Partnerships (Note D)	1,250	14,000

Expenses
Professional fees	20,740	25,691
Fund management fee, net (Note C)	86,372	90,022
General and administrative expenses	19,687	16,069

	126,799	131,782

NET INCOME (LOSS)	$(74,849)	$(77,399)

Net income (loss) allocated to assignees	$(74,101)	$(76,625)

Net income (loss) allocated to general partner	$(748)	$(774)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 42

	2019	2018

Income
Interest income	$15,076	$11,761
Other income	23,303	20,325

	38,379	32,086

Gain on disposition of Operating Partnerships (Note D)	381,658	54,322

Expenses
Professional fees	28,275	23,325
Fund management fee, net (Note C)	69,314	56,827
General and administrative expenses	18,462	15,148

	116,051	95,300

NET INCOME (LOSS)	$303,986	$(8,892)

Net income (loss) allocated to assignees	$300,946	$(8,803)

Net income (loss) allocated to general partner	$3,040	$(89)

Net income (loss) per BAC	$.11	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 43

	2019	2018

Income
Interest income	$15,202	$4,730
Other income	5,862	48,808

	21,064	53,538

Gain on disposition of Operating Partnerships (Note D)	1,277,506	75,520

Expenses
Professional fees	25,852	25,094
Fund management fee, net (Note C)	65,628	78,206
General and administrative expenses	21,455	17,735

	112,935	121,035

NET INCOME (LOSS)	$1,185,635	$8,023

Net income (loss) allocated to assignees	$1,173,779	$7,943

Net income (loss) allocated to general partner	$11,856	$80

Net income (loss) per BAC	$.32	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 44

	2019	2018

Income
Interest income	$14,753	$439
Other income	12,755	14,613

	27,508	15,052

Gain on disposition of Operating Partnerships (Note D)	2,921,325	-

Expenses
Professional fees	16,629	15,809
Fund management fee, net (Note C)	129,261	144,338
General and administrative expenses	18,256	14,879

	164,146	175,026

NET INCOME (LOSS)	$2,784,687	$(159,974)

Net income (loss) allocated to assignees	$2,756,840	$(158,374)

Net income (loss) allocated to general partner	$27,847	$(1,600)

Net income (loss) per BAC	$1.03	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 45

	2019	2018

Income
Interest income	$11,017	$6,470
Other income	31,426	26,708

	42,443	33,178

Gain on disposition of Operating Partnerships (Note D)	100,448	342,500

Expenses
Professional fees	37,725	33,169
Fund management fee, net (Note C)	160,668	167,442
General and administrative expenses	26,294	20,368

	224,687	220,979

NET INCOME (LOSS)	$(81,796)	$154,699

Net income (loss) allocated to assignees	$(80,978)	$153,152

Net income (loss) allocated to general partner	$(818)	$1,547

Net income (loss) per BAC	$(.02)	$.04

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 46

	2019	2018

Income
Interest income	$4,784	$2,937
Other income	48,364	33,204

	53,148	36,141

Gain on disposition of Operating Partnerships (Note D)	-	-

Expenses
Professional fees	24,415	20,243
Fund management fee, net (Note C)	114,493	143,090
General and administrative expenses	20,573	16,582

	159,481	179,915

NET INCOME (LOSS)	$(106,333)	$(143,774)

Net income (loss) allocated to assignees	$(105,270)	$(142,336)

Net income (loss) allocated to general partner	$(1,063)	$(1,438)

Net income (loss) per BAC	$(.04)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2018	$2,931,035	$(6,008,922)	$(3,077,887)

Net income (loss)	556,906	5,626	562,532

Partners' capital (deficit), June 30, 2018	3,487,941	(6,003,296)	(2,515,355)

Distributions	(307,853)	(3,110)	(310,963)

Net income (loss)	919,829	9,290	929,119

Partners' capital (deficit), September 30, 2018	4,099,917	(5,997,116)	(1,897,199)

Contributions	-	5,403,788	5,403,788

Distributions	(1,020,537)	-	(1,020,537)

Net income (loss)	(184,925)	(1,867)	(186,792)

Partners' capital (deficit), December 31, 2018	$2,894,455	$(595,195)	$2,299,260

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2019	$3,656,782	$(587,493)	$3,069,289

Net income (loss)	4,653,296	47,004	4,700,300

Partners' capital (deficit), June 30, 2019	8,310,078	(540,489)	7,769,589

Net income (loss)	6,316,810	63,803	6,380,613

Partners' capital (deficit), September 30, 2019	14,626,888	(476,686)	14,150,202

Distributions	(23,157,854)	-	(23,157,854)

Net income (loss)	2,567,946	25,942	2,593,888

Partners' capital (deficit), December 31, 2019	$(5,963,020)	$(450,744)	$(6,413,764)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2018	$(882,456)	$(320,280)	$(1,202,736)

Net income (loss)	138,171	1,396	139,567

Partners' capital (deficit), June 30, 2018	(744,285)	(318,884)	(1,063,169)

Distributions	-	-	-

Net income (loss)	(10,751)	(109)	(10,860)

Partners' capital (deficit), September 30, 2018	(755,036)	(318,993)	(1,074,029)

Contributions	-	1,073,757	1,073,757

Distributions	-	-	-

Net income (loss)	269	3	272

Partners' capital (deficit), December 31, 2018	$(754,767)	$754,767	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2019	$(754,767)	$754,767	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	(754,767)	754,767	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	(754,767)	754,767	-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2019	$(754,767)	$754,767	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2018	$(898,231)	$898,231	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2018	(898,231)	898,231	-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2018	(898,231)	898,231	-

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2018	$(898,231)	$898,231	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2019	$(898,231)	$898,231	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	(898,231)	898,231	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	(898,231)	898,231	-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2019	$(898,231)	$898,231	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2018	$(2,410,599)	$(245,646)	$(2,656,245)

Net income (loss)	(18,057)	(182)	(18,239)

Partners' capital (deficit), June 30, 2018	(2,428,656)	(245,828)	(2,674,484)

Distributions	-	-	-

Net income (loss)	(13,714)	(139)	(13,853)

Partners' capital (deficit), September 30, 2018	(2,442,370)	(245,967)	(2,688,337)

Contributions	-	2,694,389	2,694,389

Distributions	-	-	-

Net income (loss)	(5,992)	(60)	(6,052)

Partners' capital (deficit), December 31, 2018	$(2,448,362)	$2,448,362	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2019	$(2,448,362)	$2,448,362	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	(2,448,362)	2,448,362	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	(2,448,362)	2,448,362	-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2019	$(2,448,362)	$2,448,362	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2018	$(197,532)	$(289,719)	$(487,251)

Net income (loss)	(13,687)	(138)	(13,825)

Partners' capital (deficit), June 30, 2018	(211,219)	(289,857)	(501,076)

Distributions	-	-	-

Net income (loss)	(11,499)	(116)	(11,615)

Partners' capital (deficit), September 30, 2018	(222,718)	(289,973)	(512,691)

Contributions	-	514,253	514,253

Distributions	-	-	-

Net income (loss)	(1,546)	(16)	(1,562)

Partners' capital (deficit), December 31, 2018	$(224,264)	$224,264	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2019	$(224,264)	$224,264	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	(224,264)	224,264	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	(224,264)	224,264	-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2019	$(224,264)	$224,264	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2018	$623,279	$(174,767)	$448,512

Net income (loss)	(25,075)	(253)	(25,328)

Partners' capital (deficit), June 30, 2018	598,204	(175,020)	423,184

Distributions	-	-	-

Net income (loss)	(16,182)	(164)	(16,346)

Partners' capital (deficit), September 30, 2018	582,022	(175,184)	406,838

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	7,714	78	7,792

Partners' capital (deficit), December 31, 2018	$589,736	$(175,106)	$414,630

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2019	$577,250	$(175,232)	$402,018

Net income (loss)	(10,805)	(109)	(10,914)

Partners' capital (deficit), June 30, 2019	566,445	(175,341)	391,104

Net income (loss)	(28,624)	(289)	(28,913)

Partners' capital (deficit), September 30, 2019	537,821	(175,630)	362,191

Distributions	(584,813)	-	(584,813)

Net income (loss)	220,396	2,226	222,622

Partners' capital (deficit), December 31, 2019	$173,404	$(173,404)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2018	$219,815	$(219,815)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2018	219,815	(219,815)	-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2018	219,815	(219,815)	-

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2018	$219,815	$(219,815)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2019	$219,815	$(219,815)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	219,815	(219,815)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	219,815	(219,815)	-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2019	$219,815	$(219,815)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2018	$954,178	$(311,920)	$642,258

Net income (loss)	(24,985)	(252)	(25,237)

Partners' capital (deficit), June 30, 2018	929,193	(312,172)	617,021

Distributions	-	-	-

Net income (loss)	(22,090)	(224)	(22,314)

Partners' capital (deficit), September 30, 2018	907,103	(312,396)	594,707

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(22,177)	(224)	(22,401)

Partners' capital (deficit), December 31, 2018	$884,926	$(312,620)	$572,306

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2019	$867,237	$(312,798)	$554,439

Net income (loss)	(18,671)	(189)	(18,860)

Partners' capital (deficit), June 30, 2019	848,566	(312,987)	535,579

Net income (loss)	(36,935)	(373)	(37,308)

Partners' capital (deficit), September 30, 2019	811,631	(313,360)	498,271

Distributions	-	-	-

Net income (loss)	86,146	870	87,016

Partners' capital (deficit), December 31, 2019	$897,777	$(312,490)	$585,287

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2018	$6,938,381	$(138,448)	$6,799,933

Net income (loss)	(10,254)	(104)	(10,358)

Partners' capital (deficit), June 30, 2018	6,928,127	(138,552)	6,789,575

Distributions	(307,853)	(3,110)	(310,963)

Net income (loss)	952	10	962

Partners' capital (deficit), September 30, 2018	6,621,226	(141,652)	6,479,574

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	13,075	132	13,207

Partners' capital (deficit), December 31, 2018	$6,634,301	$(141,520)	$6,492,781

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2019	$6,641,679	$(141,445)	$6,500,234

Net income (loss)	9,459	96	9,555

Partners' capital (deficit), June 30, 2019	6,651,138	(141,349)	6,509,789

Net income (loss)	783,372	7,912	791,284

Partners' capital (deficit), September 30, 2019	7,434,510	(133,437)	7,301,073

Distributions	(7,318,360)	-	(7,318,360)

Net income (loss)	17,114	173	17,287

Partners' capital (deficit), December 31, 2019	$133,264	$(133,264)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2018	$1,016,975	$(274,411)	$742,564

Net income (loss)	(11,444)	(116)	(11,560)

Partners' capital (deficit), June 30, 2018	1,005,531	(274,527)	731,004

Distributions	-	-	-

Net income (loss)	(14,813)	(149)	(14,962)

Partners' capital (deficit), September 30, 2018	990,718	(274,676)	716,042

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(14,457)	(146)	(14,603)

Partners' capital (deficit), December 31, 2018	$976,261	$(274,822)	$701,439

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2019	$965,536	$(274,931)	$690,605

Net income (loss)	(10,566)	(107)	(10,673)

Partners' capital (deficit), June 30, 2019	954,970	(275,038)	679,932

Net income (loss)	(19,592)	(198)	(19,790)

Partners' capital (deficit), September 30, 2019	935,378	(275,236)	660,142

Distributions	-	-	-

Net income (loss)	50,878	514	51,392

Partners' capital (deficit), December 31, 2019	$986,256	$(274,722)	$711,534

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2018	$(2,570,004)	$(368,028)	$(2,938,032)

Net income (loss)	91,050	920	91,970

Partners' capital (deficit), June 30, 2018	(2,478,954)	(367,108)	(2,846,062)

Distributions	-	-	-

Net income (loss)	(15,234)	(154)	(15,388)

Partners' capital (deficit), September 30, 2018	(2,494,188)	(367,262)	(2,861,450)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(12,096)	(122)	(12,218)

Partners' capital (deficit), December 31, 2018	$(2,506,284)	$(367,384)	$(2,873,668)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2019	$(2,513,222)	$(367,454)	$(2,880,676)

Net income (loss)	(12,894)	(130)	(13,024)

Partners' capital (deficit), June 30, 2019	(2,526,116)	(367,584)	(2,893,700)

Net income (loss)	(28,826)	(291)	(29,117)

Partners' capital (deficit), September 30, 2019	(2,554,942)	(367,875)	(2,922,817)

Distributions	-	-	-

Net income (loss)	(15,047)	(152)	(15,199)

Partners' capital (deficit), December 31, 2019	$(2,569,989)	$(368,027)	$(2,938,016)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2018	$(996,782)	$(239,418)	$(1,236,200)

Net income (loss)	4,036	41	4,077

Partners' capital (deficit), June 30, 2018	(992,746)	(239,377)	(1,232,123)

Distributions	-	-	-

Net income (loss)	2,720	27	2,747

Partners' capital (deficit), September 30, 2018	(990,026)	(239,350)	(1,229,376)

Contributions	-	1,121,389	1,121,389

Distributions	-	-	-

Net income (loss)	106,907	1,080	107,987

Partners' capital (deficit), December 31, 2018	$(883,119)	$883,119	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2019	$(883,119)	$883,119	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	(883,119)	883,119	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	(883,119)	883,119	-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2019	$(883,119)	$883,119	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2018	$2,290,341	$(359,955)	$1,930,386

Net income (loss)	(24,525)	(248)	(24,773)

Partners' capital (deficit), June 30, 2018	2,265,816	(360,203)	1,905,613

Distributions	-	-	-

Net income (loss)	40,467	409	40,876

Partners' capital (deficit), September 30, 2018	2,306,283	(359,794)	1,946,489

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	11,894	120	12,014

Partners' capital (deficit), December 31, 2018	$2,318,177	$(359,674)	$1,958,503

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2019	$2,313,293	$(359,723)	$1,953,570

Net income (loss)	637,611	6,441	644,052

Partners' capital (deficit), June 30, 2019	2,950,904	(353,282)	2,597,622

Net income (loss)	10,751	108	10,859

Partners' capital (deficit), September 30, 2019	2,961,655	(353,174)	2,608,481

Distributions	(2,572,942)	-	(2,572,942)

Net income (loss)	(35,184)	(355)	(35,539)

Partners' capital (deficit), December 31, 2019	$353,529	$(353,529)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2018	$47,520	$(409,988)	$(362,468)

Net income (loss)	444,869	4,494	449,363

Partners' capital (deficit), June 30, 2018	492,389	(405,494)	86,895

Distributions	-	-	-

Net income (loss)	(28,207)	(285)	(28,492)

Partners' capital (deficit), September 30, 2018	464,182	(405,779)	58,403

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(32,092)	(324)	(32,416)

Partners' capital (deficit), December 31, 2018	$432,090	$(406,103)	$25,987

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2019	$458,311	$(405,839)	$52,472

Net income (loss)	(13,632)	(138)	(13,770)

Partners' capital (deficit), June 30, 2019	444,679	(405,977)	38,702

Net income (loss)	(37,243)	(376)	(37,619)

Partners' capital (deficit), September 30, 2019	407,436	(406,353)	1,083

Distributions	-	-	-

Net income (loss)	127,864	1,292	129,156

Partners' capital (deficit), December 31, 2019	$535,300	$(405,061)	$130,239

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2018	$(567,133)	$(233,789)	$(800,922)

Net income (loss)	(27,148)	(274)	(27,422)

Partners' capital (deficit), June 30, 2018	(594,281)	(234,063)	(828,344)

Distributions	-	-	-

Net income (loss)	(13,135)	(133)	(13,268)

Partners' capital (deficit), September 30, 2018	(607,416)	(234,196)	(841,612)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(14,574)	(147)	(14,721)

Partners' capital (deficit), December 31, 2018	$(621,990)	$(234,343)	$(856,333)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2019	$(628,268)	$(234,407)	$(862,675)

Net income (loss)	(1,411)	(14)	(1,425)

Partners' capital (deficit), June 30, 2019	(629,679)	(234,421)	(864,100)

Net income (loss)	1,410,280	14,245	1,424,525

Partners' capital (deficit), September 30, 2019	780,601	(220,176)	560,425

Distributions	-	-	-

Net income (loss)	11,353	115	11,468

Partners' capital (deficit), December 31, 2019	$791,954	$(220,061)	$571,893

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2018	$(2,120,686)	$(324,845)	$(2,445,531)

Net income (loss)	(25,105)	(254)	(25,359)

Partners' capital (deficit), June 30, 2018	(2,145,791)	(325,099)	(2,470,890)

Distributions	-	-	-

Net income (loss)	(14,130)	(142)	(14,272)

Partners' capital (deficit), September 30, 2018	(2,159,921)	(325,241)	(2,485,162)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(19,029)	(193)	(19,222)

Partners' capital (deficit), December 31, 2018	$(2,178,950)	$(325,434)	$(2,504,384)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2019	$(2,186,040)	$(325,505)	$(2,511,545)

Net income (loss)	(14,495)	(146)	(14,641)

Partners' capital (deficit), June 30, 2019	(2,200,535)	(325,651)	(2,526,186)

Net income (loss)	228,405	2,307	230,712

Partners' capital (deficit), September 30, 2019	(1,972,130)	(323,344)	(2,295,474)

Distributions	-	-	-

Net income (loss)	9,562	96	9,658

Partners' capital (deficit), December 31, 2019	$(1,962,568)	$(323,248)	$(2,285,816)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2018	$4,666,048	$(237,742)	$4,428,306

Net income (loss)	(16,404)	(166)	(16,570)

Partners' capital (deficit), June 30, 2018	4,649,644	(237,908)	4,411,736

Distributions	-	-	-

Net income (loss)	(3,715)	(37)	(3,752)

Partners' capital (deficit), September 30, 2018	4,645,929	(237,945)	4,407,984

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(7,005)	(71)	(7,076)

Partners' capital (deficit), December 31, 2018	$4,638,924	$(238,016)	$4,400,908

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2019	$4,633,841	$(238,067)	$4,395,774

Net income (loss)	2,654	27	2,681

Partners' capital (deficit), June 30, 2019	4,636,495	(238,040)	4,398,455

Net income (loss)	128,814	1,301	130,115

Partners' capital (deficit), September 30, 2019	4,765,309	(236,739)	4,528,570

Distributions	(5,893,687)	-	(5,893,687)

Net income (loss)	1,351,466	13,651	1,365,117

Partners' capital (deficit), December 31, 2019	$223,088	$(223,088)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2018	$2,133,963	$(158,913)	$1,975,050

Net income (loss)	(43,091)	(435)	(43,526)

Partners' capital (deficit), June 30, 2018	2,090,872	(159,348)	1,931,524

Distributions	-	-	-

Net income (loss)	223,661	2,259	225,920

Partners' capital (deficit), September 30, 2018	2,314,533	(157,089)	2,157,444

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(1,821)	(18)	(1,839)

Partners' capital (deficit), December 31, 2018	$2,312,712	$(157,107)	$2,155,605

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2019	$2,670,150	$(153,497)	$2,516,653

Net income (loss)	470,864	4,756	475,620

Partners' capital (deficit), June 30, 2019	3,141,014	(148,741)	2,992,273

Net income (loss)	(10,244)	(103)	(10,347)

Partners' capital (deficit), September 30, 2019	3,130,770	(148,844)	2,981,926

Distributions	(3,044,292)	-	(3,044,292)

Net income (loss)	61,743	623	62,366

Partners' capital (deficit), December 31, 2019	$148,221	$(148,221)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2018	$220,255	$(215,517)	$4,738

Net income (loss)	7,482	76	7,558

Partners' capital (deficit), June 30, 2018	227,737	(215,441)	12,296

Distributions	-	-	-

Net income (loss)	996,633	10,067	1,006,700

Partners' capital (deficit), September 30, 2018	1,224,370	(205,374)	1,018,996

Contributions	-	-	-

Distributions	(1,020,537)	-	(1,020,537)

Net income (loss)	1,526	15	1,541

Partners' capital (deficit), December 31, 2018	$205,359	$(205,359)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2019	$205,359	$(205,359)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	205,359	(205,359)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	205,359	(205,359)	-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2019	$205,359	$(205,359)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2018	$1,677,456	$(203,545)	$1,473,911

Net income (loss)	7,042	71	7,113

Partners' capital (deficit), June 30, 2018	1,684,498	(203,474)	1,481,024

Distributions	-	-	-

Net income (loss)	1,373	14	1,387

Partners' capital (deficit), September 30, 2018	1,685,871	(203,460)	1,482,411

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	4,118	42	4,160

Partners' capital (deficit), December 31, 2018	$1,689,989	$(203,418)	$1,486,571

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2019	$1,702,399	$(203,293)	$1,499,106

Net income (loss)	1,430,812	14,453	1,445,265

Partners' capital (deficit), June 30, 2019	3,133,211	(188,840)	2,944,371

Net income (loss)	(3,196)	(33)	(3,229)

Partners' capital (deficit), September 30, 2019	3,130,015	(188,873)	2,941,142

Distributions	(2,939,459)	-	(2,939,459)

Net income (loss)	(1,667)	(16)	(1,683)

Partners' capital (deficit), December 31, 2019	$188,889	$(188,889)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2018	$196,043	$(196,043)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2018	196,043	(196,043)	-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2018	196,043	(196,043)	-

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2018	$196,043	$(196,043)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2019	$196,043	$(196,043)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	196,043	(196,043)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	196,043	(196,043)	-

Distributions	-	-	-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2019	$196,043	$(196,043)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2018	$(1,737,068)	$(244,762)	$(1,981,830)

Net income (loss)	(41,322)	(417)	(41,739)

Partners' capital (deficit), June 30, 2018	(1,778,390)	(245,179)	(2,023,569)

Distributions	-	-	-

Net income (loss)	17,108	172	17,280

Partners' capital (deficit), September 30, 2018	(1,761,282)	(245,007)	(2,006,289)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(28,858)	(291)	(29,149)

Partners' capital (deficit), December 31, 2018	$(1,790,140)	$(245,298)	$(2,035,438)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2019	$(1,795,123)	$(245,348)	$(2,040,471)

Net income (loss)	(17,925)	(181)	(18,106)

Partners' capital (deficit), June 30, 2019	(1,813,048)	(245,529)	(2,058,577)

Net income (loss)	2,493,362	25,185	2,518,547

Partners' capital (deficit), September 30, 2019	680,314	(220,344)	459,970

Distributions	(804,301)	-	(804,301)

Net income (loss)	340,887	3,444	344,331

Partners' capital (deficit), December 31, 2019	$216,900	$(216,900)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2018	$(1,881,761)	$(270,693)	$(2,152,454)

Net income (loss)	7,554	76	7,630

Partners' capital (deficit), June 30, 2018	(1,874,207)	(270,617)	(2,144,824)

Distributions	-	-	-

Net income (loss)	(45,743)	(462)	(46,205)

Partners' capital (deficit), September 30, 2018	(1,919,950)	(271,079)	(2,191,029)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(38,436)	(388)	(38,824)

Partners' capital (deficit), December 31, 2018	$(1,958,386)	$(271,467)	$(2,229,853)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2019	$(1,995,553)	$(271,842)	$(2,267,395)

Net income (loss)	20,414	206	20,620

Partners' capital (deficit), June 30, 2019	(1,975,139)	(271,636)	(2,246,775)

Net income (loss)	(53,774)	(543)	(54,317)

Partners' capital (deficit), September 30, 2019	(2,028,913)	(272,179)	(2,301,092)

Distributions	-	-	-

Net income (loss)	(40,741)	(411)	(41,152)

Partners' capital (deficit), December 31, 2019	$(2,069,654)	$(272,590)	$(2,342,244)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2018	$1,565,620	$(227,557)	$1,338,063

Net income (loss)	(31,148)	(315)	(31,463)

Partners' capital (deficit), June 30, 2018	1,534,472	(227,872)	1,306,600

Distributions	-	-	-

Net income (loss)	22,769	230	22,999

Partners' capital (deficit), September 30, 2018	1,557,241	(227,642)	1,329,599

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(424)	(4)	(428)

Partners' capital (deficit), December 31, 2018	$1,556,817	$(227,646)	$1,329,171

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2019	$1,539,351	$(227,822)	$1,311,529

Net income (loss)	(17,964)	(181)	(18,145)

Partners' capital (deficit), June 30, 2019	1,521,387	(228,003)	1,293,384

Net income (loss)	(40,306)	(408)	(40,714)

Partners' capital (deficit), September 30, 2019	1,481,081	(228,411)	1,252,670

Distributions	-	-	-

Net income (loss)	359,216	3,629	362,845

Partners' capital (deficit), December 31, 2019	$1,840,297	$(224,782)	$1,615,515

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2018	$235,085	$(322,394)	$(87,309)

Net income (loss)	7,247	73	7,320

Partners' capital (deficit), June 30, 2018	242,332	(322,321)	(79,989)

Distributions	-	-	-

Net income (loss)	(52,100)	(526)	(52,626)

Partners' capital (deficit), September 30, 2018	190,232	(322,847)	(132,615)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	52,796	533	53,329

Partners' capital (deficit), December 31, 2018	$243,028	$(322,314)	$(79,286)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2019	$565,339	$(319,058)	$246,281

Net income (loss)	1,021,105	10,314	1,031,419

Partners' capital (deficit), June 30, 2019	1,586,444	(308,744)	1,277,700

Net income (loss)	153,857	1,554	155,411

Partners' capital (deficit), September 30, 2019	1,740,301	(307,190)	1,433,111

Distributions	-	-	-

Net income (loss)	(1,183)	(12)	(1,195)

Partners' capital (deficit), December 31, 2019	$1,739,118	$(307,202)	$1,431,916

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2018	$(2,481,212)	$(264,909)	$(2,746,121)

Net income (loss)	(59,260)	(599)	(59,859)

Partners' capital (deficit), June 30, 2018	(2,540,472)	(265,508)	(2,805,980)

Distributions	-	-	-

Net income (loss)	(39,975)	(403)	(40,378)

Partners' capital (deficit), September 30, 2018	(2,580,447)	(265,911)	(2,846,358)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(59,139)	(598)	(59,737)

Partners' capital (deficit), December 31, 2018	$(2,639,586)	$(266,509)	$(2,906,095)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2019	$(2,696,719)	$(267,086)	$(2,963,805)

Net income (loss)	1,231,769	12,442	1,244,211

Partners' capital (deficit), June 30, 2019	(1,464,950)	(254,644)	(1,719,594)

Net income (loss)	1,503,747	15,189	1,518,936

Partners' capital (deficit), September 30, 2019	38,797	(239,455)	(200,658)

Distributions	-	-	-

Net income (loss)	21,324	216	21,540

Partners' capital (deficit), December 31, 2019	$60,121	$(239,239)	$(179,118)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2018	$(1,985,417)	$(377,289)	$(2,362,706)

Net income (loss)	275,855	2,786	278,641

Partners' capital (deficit), June 30, 2018	(1,709,562)	(374,503)	(2,084,065)

Distributions	-	-	-

Net income (loss)	(52,877)	(534)	(53,411)

Partners' capital (deficit), September 30, 2018	(1,762,439)	(375,037)	(2,137,476)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(69,826)	(705)	(70,531)

Partners' capital (deficit), December 31, 2018	$(1,832,265)	$(375,742)	$(2,208,007)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2019	$(1,577,434)	$(373,168)	$(1,950,602)

Net income (loss)	(30,476)	(308)	(30,784)

Partners' capital (deficit), June 30, 2019	(1,607,910)	(373,476)	(1,981,386)

Net income (loss)	(85,473)	(863)	(86,336)

Partners' capital (deficit), September 30, 2019	(1,693,383)	(374,339)	(2,067,722)

Distributions	-	-	-

Net income (loss)	34,971	353	35,324

Partners' capital (deficit), December 31, 2019	$(1,658,412)	$(373,986)	$(2,032,398)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2018	$(1,125,043)	$(276,760)	$(1,401,803)

Net income (loss)	(54,895)	(554)	(55,449)

Partners' capital (deficit), June 30, 2018	(1,179,938)	$(277,314)	$(1,457,252)

Distributions	-	-	-

Net income (loss)	(31,689)	(321)	(32,010)

Partners' capital (deficit), September 30, 2018	(1,211,627)	(277,635)	(1,489,262)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(55,752)	(563)	(56,315)

Partners' capital (deficit), December 31, 2018	$(1,267,379)	$(278,198)	$(1,545,577)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2019	$(1,297,719)	$(278,504)	$(1,576,223)

Net income (loss)	(22,553)	(228)	(22,781)

Partners' capital (deficit), June 30, 2019	(1,320,272)	(278,732)	(1,599,004)

Net income (loss)	(51,565)	(521)	(52,086)

Partners' capital (deficit), September 30, 2019	(1,371,837)	(279,253)	(1,651,090)

Distributions	-	-	-

Net income (loss)	(31,152)	(314)	(31,466)

Partners' capital (deficit), December 31, 2019	$(1,402,989)	$(279,567)	$(1,682,556)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2019	2018

Cash flows from operating activities:

Net income (loss)	$13,674,801	$1,304,859
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(15,140,452)	(3,086,786)
Changes in assets and liabilities
Increase in other assets	(9,500)	-
(Decrease) Increase in accounts payable and accrued expenses	(2,893)	987,419
(Decrease) Increase in accounts payable affiliates	(3,193,914)	(4,368,397)

Net cash (used in) provided by operating activities	(4,671,958)	(5,162,905)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	15,124,797	2,954,134

Net cash provided by investing activities	15,124,797	2,954,134

	-	-
Cash flows from financing activities:
Distributions	(23,157,854)	(1,331,500)

Net cash used in financing activities	(23,157,854)	(1,331,500)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,705,015)	(3,540,271)

Cash and cash equivalents, beginning	22,926,529	27,208,717

Cash and cash equivalents, ending	$10,221,514	$23,668,446

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$5,403,788

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$25,000	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$128,979
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	(197,337)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	(370,966)

Net cash (used in) provided by operating activities	-	(439,324)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	197,337

Net cash provided by investing activities	-	197,337

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(241,987)

Cash and cash equivalents, beginning	-	241,987

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$1,073,757

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2019	2018

Cash flows from operating activities:
Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$(38,144)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	(38,000)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	(183,720)

Net cash (used in) provided by operating activities	-	(259,864)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	38,000

Net cash provided by investing activities	-	38,000

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(221,864)

Cash and cash equivalents, beginning	-	221,864

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$2,694,389

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$(27,002)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	(43,500)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	(419,134)

Net cash (used in) provided by operating activities	-	(489,636)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	43,500

Net cash provided by investing activities	-	43,500

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(446,136)

Cash and cash equivalents, beginning	-	446,136

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$514,253

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2019	2018

Cash flows from operating activities:

Net income (loss)	$182,795	$(33,882)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(278,516)	(23,678)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(2,000)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(95,721)	(59,560)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	278,516	23,678

Net cash provided by investing activities	278,516	23,678

	-	-
Cash flows from financing activities:
Distributions	(584,813)	-

Net cash used in financing activities	(584,813)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(402,018)	(35,882)

Cash and cash equivalents, beginning	402,018	453,512

Cash and cash equivalents, ending	$-	$417,630

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2019	2018

Cash flows from operating activities:

Net income (loss)	$30,848	$(69,952)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(109,433)	(10,500)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	2,500	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(76,085)	(80,452)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	109,433	10,500

Net cash provided by investing activities	109,433	10,500

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,348	(69,952)

Cash and cash equivalents, beginning	554,439	642,258

Cash and cash equivalents, ending	$587,787	$572,306

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2019	2018

Cash flows from operating activities:

Net income (loss)	$818,126	$3,811
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(856,766)	-
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(38,640)	3,811

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	856,766	-

Net cash provided by investing activities	856,766	-

	-	-
Cash flows from financing activities:
Distributions	(7,318,360)	(310,963)

Net cash used in financing activities	(7,318,360)	(310,963)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,500,234)	(307,152)

Cash and cash equivalents, beginning	6,500,234	6,799,933

Cash and cash equivalents, ending	$-	$6,492,781

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2019	2018

Cash flows from operating activities:

Net income (loss)	$20,929	$(41,125)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(73,248)	(8,500)
Changes in assets and liabilities
Increase in other assets	(9,500)	-
(Decrease) Increase in accounts payable and accrued expenses	12,000	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(49,819)	(49,625)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	58,924	8,500

Net cash provided by investing activities	58,924	8,500

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,105	(41,125)

Cash and cash equivalents, beginning	690,605	742,564

Cash and cash equivalents, ending	$699,710	$701,439

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(57,340)	$64,364
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	(123,094)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	21,780	(489,986)

Net cash (used in) provided by operating activities	(35,560)	(548,716)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	122,994

Net cash provided by investing activities	-	122,994

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,560)	(425,722)

Cash and cash equivalents, beginning	196,944	622,414

Cash and cash equivalents, ending	$161,384	$196,692

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$114,811
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	(195,182)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(3,500)
(Decrease) Increase in accounts payable affiliates	-	(499,568)

Net cash (used in) provided by operating activities	-	(583,439)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	130,006

Net cash provided by investing activities	-	130,006

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(453,433)

Cash and cash equivalents, beginning	-	453,433

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$1,121,389

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2019	2018

Cash flows from operating activities:

Net income (loss)	$619,372	$28,117
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(619,800)	(105,794)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(428)	(77,677)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	619,800	64,500

Net cash provided by investing activities	619,800	64,500

Cash flows from financing activities:
Distributions	(2,572,942)	-

Net cash used in financing activities	(2,572,942)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,953,570)	(13,177)

Cash and cash equivalents, beginning	1,953,570	1,971,680

Cash and cash equivalents, ending	$-	$1,958,503

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$25,000	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2019	2018

Cash flows from operating activities:

Net income (loss)	$77,767	$388,455
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(159,553)	(487,880)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	8,175	(726,205)

Net cash (used in) provided by operating activities	(73,611)	(825,630)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	158,324	487,880

Net cash provided by investing activities	158,324	487,880

Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	84,713	(337,750)

Cash and cash equivalents, beginning	272,226	563,697

Cash and cash equivalents, ending	$356,939	$225,947

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2019	2018

Cash flows from operating activities:

Net income (loss)	$1,434,568	$(55,411)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(1,469,594)	-
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	(1,099,287)	(166,986)

Net cash (used in) provided by operating activities	(1,134,313)	(222,397)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,469,594	-

Net cash provided by investing activities	1,469,594	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	335,281	(222,397)

Cash and cash equivalents, beginning	236,612	452,033

Cash and cash equivalents, ending	$571,893	$229,636

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2019	2018

Cash flows from operating activities:

Net income (loss)	$225,729	$(58,853)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(284,500)	-
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	4,500	-
(Decrease) Increase in accounts payable affiliates	33,617	(112,903)

Net cash (used in) provided by operating activities	(20,654)	(171,756)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	284,500	-

Net cash provided by investing activities	284,500	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	263,846	(171,756)

Cash and cash equivalents, beginning	178,285	394,837

Cash and cash equivalents, ending	$442,131	$223,081

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2019	2018

Cash flows from operating activities:

Net income (loss)	$1,497,913	$(27,398)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(1,555,642)	-
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(57,729)	(27,398)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,555,642	-

Net cash provided by investing activities	1,555,642	-

	-	-
Cash flows from financing activities:
Distributions	(5,893,687)	-

Net cash used in financing activities	(5,893,687)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,395,774)	(27,398)

Cash and cash equivalents, beginning	4,395,774	4,428,306

Cash and cash equivalents, ending	$-	$4,400,908

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2019	2018

Cash flows from operating activities:

Net income (loss)	$527,639	$180,555
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(581,982)	(253,104)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	(24,706)	570,319
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(79,049)	497,770

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	581,982	253,104

Net cash provided by investing activities	581,982	253,104

	-	-
Cash flows from financing activities:
Distributions	(3,044,292)	-

Net cash used in financing activities	(3,044,292)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,541,359)	750,874

Cash and cash equivalents, beginning	2,541,359	2,106,050

Cash and cash equivalents, ending	$-	$2,856,924

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$1,015,799
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	(1,062,375)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	(513,149)

Net cash (used in) provided by operating activities	-	(559,725)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	1,062,375

Net cash provided by investing activities	-	1,062,375

	-	-
Cash flows from financing activities:
Distributions	-	(1,020,537)

Net cash used in financing activities	-	(1,020,537)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(517,887)

Cash and cash equivalents, beginning	-	517,887

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2019	2018

Cash flows from operating activities:

Net income (loss)	$1,440,353	$12,660
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(1,506,757)	(7,000)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	(18,234)

Net cash (used in) provided by operating activities	(66,404)	(12,574)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,506,757	7,000

Net cash provided by investing activities	1,506,757	7,000

	-	-
Cash flows from financing activities:
Distributions	(2,939,459)	-

Net cash used in financing activities	(2,939,459)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,499,106)	(5,574)

Cash and cash equivalents, beginning	1,499,106	1,492,145

Cash and cash equivalents, ending	$-	$1,486,571

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2019	2018

Cash flows from operating activities:

Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2019	2018

Cash flows from operating activities:

Net income (loss)	$2,844,772	$(53,608)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(2,962,474)	(44,500)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	(9,500)	-
(Decrease) Increase in accounts payable affiliates	(2,224,213)	(148,422)

Net cash (used in) provided by operating activities	(2,351,415)	(246,530)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,962,372	44,500

		-
Net cash provided by investing activities	2,962,372	44,500

	-	-
Cash flows from financing activities:
Distributions	(804,301)	-

Net cash used in financing activities	(804,301)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(193,344)	(202,030)

Cash and cash equivalents, beginning	193,344	431,341

Cash and cash equivalents, ending	$-	$229,311

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(74,849)	$(77,399)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(1,250)	(14,000)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	1,250	-
(Decrease) Increase in accounts payable affiliates	102,231	(414,074)

Net cash (used in) provided by operating activities	27,382	(505,473)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,250	14,000

Net cash provided by investing activities	1,250	14,000

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,632	(491,473)

Cash and cash equivalents, beginning	246,214	741,152

Cash and cash equivalents, ending	$274,846	$249,679

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2019	2018

Cash flows from operating activities:

Net income (loss)	$303,986	$(8,892)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(381,658)	(54,322)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	7,000	1,500
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(70,672)	(61,714)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	381,658	54,322

Net cash provided by investing activities	381,658	54,322

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	310,986	(7,392)

Cash and cash equivalents, beginning	1,300,483	1,327,017

Cash and cash equivalents, ending	$1,611,469	$1,319,625

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2018	2018

Cash flows from operating activities:

Net income (loss)	$1,185,635	$8,023
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(1,277,506)	(75,520)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	363,500
(Decrease) Increase in accounts payable affiliates	(168,259)	(430,490)

Net cash (used in) provided by operating activities	(260,130)	(134,487)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,277,506	49,438

Net cash provided by investing activities	1,277,506	49,438

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,017,376	(85,049)

Cash and cash equivalents, beginning	414,540	854,364

Cash and cash equivalents, ending	$1,431,916	$769,315

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2019	2018

Cash flows from operating activities:

Net income (loss)	$2,784,687	$(159,974)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(2,921,325)	-
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	(87,787)	185,889

Net cash (used in) provided by operating activities	(224,425)	25,915

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,921,325	-

Net cash provided by investing activities	2,921,325	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,696,900	25,915

Cash and cash equivalents, beginning	113,020	84,006

Cash and cash equivalents, ending	$2,809,920	$109,921

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(81,796)	$154,699
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(100,448)	(342,500)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	4,063	57,600
(Decrease) Increase in accounts payable affiliates	62,932	(37,346)

Net cash (used in) provided by operating activities	(115,249)	(167,547)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	100,448	342,500

Net cash provided by investing activities	100,448	342,500

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,801)	174,953

Cash and cash equivalents, beginning	916,581	753,702

Cash and cash equivalents, ending	$901,780	$928,655

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(106,333)	$(143,774)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	156,897	(23,103)

Net cash (used in) provided by operating activities	50,564	(166,877)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,564	(166,877)

Cash and cash equivalents, beginning	321,175	466,399

Cash and cash equivalents, ending	$371,739	$299,522

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2019
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
December 31, 2019
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2019 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2019
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2019 and 2018, are as follows:

	2019	2018
Series 20	$ -	$ 2,549
Series 21	-	-
Series 22	-	6,426
Series 23	-	5,556
Series 24	7,799	10,761
Series 25	-	-
Series 26	13,317	13,938
Series 27	5,730	7,635
Series 28	5,520	7,296
Series 29	7,260	7,261
Series 30	-	5,668
Series 31	-	16,065
Series 32	19,795	19,794
Series 33	9,777	13,318
Series 34	9,756	12,365
Series 35	8,235	10,653
Series 36	2,739	5,172
Series 37	-	-
Series 38	2,742	16,581
Series 39	-	-
Series 40	11,828	23,390
Series 41	34,077	34,076
Series 42	23,690	23,847
Series 43	21,348	45,090
Series 44	44,958	57,826
Series 45	59,644	67,565
Series 46	52,299	52,299
	$340,514	$465,131

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2019
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the nine months ended December 31, 2019 and 2018 are as follows:
	2019	2018
Series 20	$ -	$ 378,835
Series 22	-	202,998
Series 23	-	435,802
Series 24	28,397	32,283
Series 26	41,193	43,485
Series 27	21,000	22,905
Series 28	20,112	23,436
Series 29	-	519,601
Series 30	-	523,527
Series 31	4,308	51,692
Series 32	51,208	787,880
Series 33	1,135,698	206,940
Series 34	-	150,000
Series 35	28,735	31,959
Series 36	10,650	18,788
Series 37	-	526,729
Series 38	22,065	69,630
Series 40	2,276,523	225,000
Series 41	-	520,930
Series 42	71,270	80,686
Series 43	245,118	566,306
Series 45	116,000	242,500
Series 46	-	180,000
	$4,072,277	$5,841,912

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2019
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2019 and 2018, the Fund has limited partnership interests in 82 and 132 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2019 and 2018 are as follows:
	2019	2018
Series 20	-	-
Series 21	-	-
Series 22	-	-
Series 23	-	-
Series 24	-	4
Series 25	-	-
Series 26	3	8
Series 27	-	3
Series 28	-	4
Series 29	5	5
Series 30	-	-
Series 31	-	1
Series 32	3	5
Series 33	2	3
Series 34	2	4
Series 35	-	2
Series 36	-	2
Series 37	-	-
Series 38	-	3
Series 39	-	-
Series 40	-	8
Series 41	10	11
Series 42	7	9
Series 43	11	14
Series 44	5	7
Series 45	20	25
Series 46	14	14
	82	132

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2019 and 2018, are as follows:
	2019	2018
Series 29	$ 785	$ 785
Series 31	-	25,000
Series 32	-	1,229
Series 40	-	102
Series 42	254	254
Series 45	16,724	16,724
	$ 17,763	$44,094

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the nine months ended December 31, 2019 the Fund disposed of fourty-five Operating Partnerships. A summary of the dispositions by Series for December 31, 2019 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain on Disposition

Series 24	4	-	$278,516	$278,516
Series 26	5	-	109,433	109,433
Series 27	2	1	856,766	856,766
Series 28	4	-	58,924	73,248
Series 31	-	1	619,800	619,800
Series 32	2	-	158,324	159,553
Series 33	-	1	1,469,594	1,469,594
Series 34	2	-	284,500	284,500
Series 35	2	-	1,555,642	1,555,642
Series 36	1	1	581,982	581,982
Series 38	2	1	1,506,757	1,506,757
Series 40	6	1	2,962,372	2,962,474
Series 41	1	-	1,250	1,250
Series 42	2	-	381,658	381,658
Series 43	1	1	1,277,506	1,277,506
Series 44	-	2	2,921,325	2,921,325
Series 45	2	-	100,448	100,448
Total	36	9	$15,124,797	$15,140,452

* Fund proceeds from disposition does not include $14,324 recorded as a receivable for Series 28, as well as $1,229 and $102, which was due to a writeoff of capital contribution payable as of December 31, 2019, for Series 32 and Series 40, respectively.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2019
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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2019.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	2019	2018

Revenues
Rental	$ 21,099,182	$ 30,464,104
Interest and other	524,877	867,967
	21,624,059	31,332,071

Expenses
Interest	3,511,689	5,133,584
Depreciation and amortization	5,031,707	7,690,864
Operating expenses	15,126,519	21,606,132
	23,669,915	34,430,580

NET LOSS	$ (2,045,856)	$ (3,098,509)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (2,025,399)	$ (3,067,524)

Net loss allocated to other Partners	$ (20,457)	$ (30,985)

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
December 31, 2019
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
December 31, 2019
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
December 31, 2019
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
December 31, 2019
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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 24
	2019	2018
Revenues
Rental	$ -	$ 633,339
Interest and other	-	20,560
	-	653,899

Expenses
Interest	-	51,588
Depreciation and amortization	-	178,656
Operating expenses	-	509,233
	-	739,477

NET LOSS	$ -	$ (85,578)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (84,722)

Net loss allocated to other Partners	$ -	$ (856)

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
December 31, 2019
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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 26
	2019	2018
Revenues
Rental	$ 315,569	$ 956,030
Interest and other	5,969	11,483
	321,538	967,513

Expenses
Interest	38,921	167,510
Depreciation and amortization	78,232	233,109
Operating expenses	295,008	805,239
	412,161	1,205,858

NET LOSS	$ (90,623)	$ (238,345)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (89,717)	$ (235,962)

Net loss allocated to other Partners	$ (906)	$ (2,383)

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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 27
	2019	2018
Revenues
Rental	$ -	$ 495,454
Interest and other	-	9,742
	-	505,196

Expenses
Interest	-	24,930
Depreciation and amortization	-	133,387
Operating expenses	-	413,037
	-	571,354

NET LOSS	$ -	$ (66,158)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (65,496)

Net loss allocated to other Partners	$ -	$ (662)

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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 28
	2019	2018
Revenues
Rental	$ -	$ 616,769
Interest and other	-	33,854
	-	650,623

Expenses
Interest	-	99,851
Depreciation and amortization	-	137,643
Operating expenses	-	511,313
	-	748,807

NET LOSS	$ -	$ (98,184)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (97,202)

Net loss allocated to other Partners	$ -	$ (982)

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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 29

	2019	2018
Revenues
Rental	$ 696,341	$ 784,882
Interest and other	65,975	30,243
	762,316	815,125

Expenses
Interest	119,479	148,877
Depreciation and amortization	138,488	162,256
Operating expenses	632,491	665,615
	890,458	976,748

NET LOSS	$ (128,142)	$ (161,623)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (126,861)	$ (160,007)

Net loss allocated to other Partners	$ (1,281)	$ (1,616)

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
December 31, 2019
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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 31
	2019	2018
Revenues
Rental	$ -	$ 376,723
Interest and other	-	10,701
	-	387,424

Expenses
Interest	-	20,306
Depreciation and amortization	-	104,349
Operating expenses	-	310,598
	-	435,253

NET LOSS	$ -	$ (47,829)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (47,351)

Net loss allocated to other Partners	$ -	$ (478)

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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 32
	2019	2018
Revenues
Rental	$ 840,105	$ 1,155,742
Interest and other	13,849	17,208
	853,954	1,172,950

Expenses
Interest	140,784	192,666
Depreciation and amortization	260,257	328,747
Operating expenses	681,162	961,941
	1,082,203	1,483,354

NET LOSS	$ (228,249)	$ (310,404)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (225,967)	$ (307,300)

Net loss allocated to other Partners	$ (2,282)	$ (3,104)

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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 33
	2019	2018
Revenues
Rental	$ 624,452	$ 949,402
Interest and other	19,706	34,529
	644,158	983,931

Expenses
Interest	119,930	152,512
Depreciation and amortization	151,089	209,302
Operating expenses	460,779	698,505
	731,798	1,060,319

NET LOSS	$ (87,640)	$ (76,388)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (86,764)	$ (75,624)

Net loss allocated to other Partners	$ (876)	$ (764)

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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 34
	2019	2018
Revenues
Rental	$ 506,955	$ 742,517
Interest and other	18,302	37,801
	525,257	780,318

Expenses
Interest	80,561	86,873
Depreciation and amortization	115,082	205,643
Operating expenses	392,804	556,471
	588,447	848,987

NET LOSS	$ (63,190)	$ (68,669)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (62,558)	$ (67,982)

Net loss allocated to other Partners	$ (632)	$ (687)

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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 35
	2019	2018
Revenues
Rental	$ -	$ 757,401
Interest and other	-	42,456
	-	799,857

Expenses
Interest	-	124,866
Depreciation and amortization	-	241,734
Operating expenses	-	455,666
	-	822,266

NET LOSS	$ -	$ (22,409)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (22,185)

Net loss allocated to other Partners	$ -	$ (224)

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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 36
	2019	2018
Revenues
Rental	$ -	$ 358,462
Interest and other	-	876
	-	359,338

Expenses
Interest	-	67,983
Depreciation and amortization	-	83,885
Operating expenses	-	263,534
	-	415,402

NET LOSS	$ -	$ (56,064)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (55,503)

Net loss allocated to other Partners	$ -	$ (561)

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
December 31, 2019
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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 38
	2019	2018
Revenues
Rental	$ -	$ 1,216,088
Interest and other	-	24,560
	-	1,240,648

Expenses
Interest	-	166,859
Depreciation and amortization	-	233,270
Operating expenses	-	847,211
	-	1,247,340

NET LOSS	$ -	$ (6,692)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (6,625)

Net loss allocated to other Partners	$ -	$ (67)

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
December 31, 2019
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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 40
	2019	2018
Revenues
Rental	$ -	$ 1,443,245
Interest and other	-	36,591
	-	1,479,836

Expenses
Interest	-	267,896
Depreciation and amortization	-	378,996
Operating expenses	-	1,100,318
	-	1,747,210

NET LOSS	$ -	$ (267,374)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (264,700)

Net loss allocated to other Partners	$ -	$ (2,674)

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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 41

	2019	2018
Revenues
Rental	$ 2,561,777	$ 2,723,324
Interest and other	44,342	44,492
	2,606,119	2,767,816

Expenses
Interest	417,575	510,040
Depreciation and amortization	509,026	577,130
Operating expenses	1,843,354	1,835,494
	2,769,955	2,922,664

NET LOSS	$ (163,836)	$ (154,848)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (162,198)	$ (153,300)

Net loss allocated to other Partners	$ (1,638)	$ (1,548)

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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 42
	2019	2018
Revenues
Rental	$ 1,556,919	$ 1,660,288
Interest and other	61,060	68,234
	1,617,979	1,728,522

Expenses
Interest	300,202	337,485
Depreciation and amortization	425,836	501,382
Operating expenses	1,181,910	1,204,267
	1,907,948	2,043,134

NET LOSS	$ (289,969)	$ (314,612)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (287,069)	$ (311,466)

Net loss allocated to other Partners	$ (2,900)	$ (3,146)

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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 43
	2019	2018
Revenues
Rental	$ 1,968,217	$ 2,592,340
Interest and other	54,392	110,695
	2,022,609	2,703,035

Expenses
Interest	170,320	308,956
Depreciation and amortization	559,039	788,153
Operating expenses	1,602,186	1,974,029
	2,331,545	3,071,138

NET LOSS	$ (308,936)	$ (368,103)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (305,847)	$ (364,422)

Net loss allocated to other Partners	$ (3,089)	$ (3,681)

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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 44
	2019	2018
Revenues
Rental	$ 3,674,046	$ 4,471,520
Interest and other	76,800	122,781
	3,750,846	4,594,301

Expenses
Interest	830,357	1,043,365
Depreciation and amortization	770,226	1,014,262
Operating expenses	2,171,456	2,566,624
	3,772,039	4,624,251

NET LOSS	$ (21,193)	$ (29,950)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (20,981)	$ (29,651)

Net loss allocated to other Partners	$ (212)	$ (299)

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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 45
	2019	2018
Revenues
Rental	$ 4,623,418	$ 4,990,180
Interest and other	107,533	103,760
	4,730,951	5,093,940

Expenses
Interest	572,906	656,160
Depreciation and amortization	1,173,209	1,328,457
Operating expenses	3,571,324	3,702,951
	5,317,439	5,687,568

NET LOSS	$ (586,488)	$ (593,628)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (580,623)	$ (587,692)

Net loss allocated to other Partners	$ (5,865)	$ (5,936)

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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 46
	2019	2018
Revenues
Rental	$ 3,731,383	$ 3,540,398
Interest and other	56,949	107,401
	3,788,332	3,647,799

Expenses
Interest	720,654	704,861
Depreciation and amortization	851,223	850,503
Operating expenses	2,294,045	2,224,086
	3,865,922	3,779,450

NET LOSS	$ (77,590)	$ (131,651)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (76,814)	$ (130,334)

Net loss allocated to other Partners	$ (776)	$ (1,317)

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
December 31, 2019

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2019 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2019 were $340,514 and total fund management fees accrued as of December 31, 2019 were $16,109,004. During the nine months ended December 31, 2019, $4,072,277 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund. During the nine months ended December 31, 2019, an affiliate of the general partner of the Fund was paid a total of $235,634 by Series 44 for reimbursements of operating expenses of the Fund previously recorded.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2019.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended December 31, 2019, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in all 14 of the Operating Partnerships.

Prior to the quarter ended December 31, 2019, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in all 29 of the Operating Partnerships.

Prior to the quarter ended December 31, 2019, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended December 31, 2019, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended December 31, 2019, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended December 31, 2019, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 42 of the Operating Partnerships and 3 remain.

Prior to the quarter ended December 31, 2019, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended December 31, 2019, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30, 1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in all 26 of the Operating Partnerships.

Prior to the quarter ended December 31, 2019, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 17 of the Operating Partnerships and 5 remain.

During the quarter ended December 31, 2019, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 1 Operating Partnership in the amount of $785 as of December 31, 2019. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since sold its interest in all 20 of the Operating Partnerships.

Prior to the quarter ended December 31, 2019, Series 30 had released all payments of its capital contributions to the Operating Partnerships.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since sold its interest in all 27 of the Operating Partnerships.

During the quarter ended December 31, 2019, Series 31 converted the outstanding contributions payable of $25,000 to capital, and now has released all payments of its capital contributions to the Operating Partnerships.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. Series 32 has since sold its interest in 14 of the Operating Partnerships and 3 remain. The series has also purchased membership interests in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. In December 2010, the investment general partner sold its membership interests and a gain on the sale of the membership interests has been recorded in the amount of $499,998 as of December 31, 2010. Under the terms of these Assignments of Membership Interests dated December 1, 1998, the series is entitled to various profits, losses, tax credits, cash flow, proceeds from capital transactions and capital accounts as defined in the individual Operating Partnership Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended December 31, 2019, Series 32 applied $1,229 of contributions payable to a prior year disposition, and has now released all payments of its capital contributions to the Operating Partnerships.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 8 of the Operating Partnerships and 2 remain.

Prior to the quarter ended December 31, 2019, Series 33 had released all payments of its capital contributions to the Operating Partnerships.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978. Series 34 has since sold its interest in 12 of the Operating Partnerships and 2 remain.

Prior to the quarter ended December 31, 2019, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended December 31, 2019, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended December 31, 2019, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in all 7 of the Operating Partnerships.

Prior to the quarter Ended December 31, 2019, Series 37 had released all payments of its capital contributions to the Operating Partnerships.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $18,612,287. Series 38 has since sold its interest in all 10 of the Operating Partnerships. In addition, the Fund committed and used $420,296 of Series 38 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2019, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2019, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772. Series 40 has since sold its interest in all 16 of the Operating Partnerships. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2019, Series 40 applied $102 of contributions payable to a prior year disposition, and has now released all payments of its capital contributions to the Operating Partnerships.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. Series 41 has since sold its interest in 13 of the Operating Partnerships and 10 remain. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2019, Series 41 had released all payments of its capital contributions to the Operating Partnerships.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 16 of the Operating Partnerships and 7 remain.

During the quarter ended December 31, 2019, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 1 Operating Partnership in the amount of $254 as of December 31, 2019. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2019, Series 43 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2019, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. Series 45 has since sold its interest in 11 of the Operating Partnerships and 20 remain. In addition, the Fund committed and used $302,862 of Series 45 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2019, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of December 31, 2019. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2019, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of December 31, 2019 and 2018, the Fund held limited partnership interests in 82 and 132 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2019, are as follows:

	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ -	$ -	$ -
Series 21	-	-	-
Series 22	-	-	-
Series 23	-	-	-
Series 24	7,799	-	7,799
Series 25	-	-	-
Series 26	13,317	-	13,317
Series 27	5,730	-	5,730
Series 28	5,520	-	5,520
Series 29	7,260	3,000	4,260
Series 30	-	-	-
Series 31	-	6,531	(6,531)
Series 32	19,795	-	19,795
Series 33	9,777	-	9,777
Series 34	9,756	-	9,756
Series 35	8,235	-	8,235
Series 36	2,739	-	2,739
Series 37	-	-	-
Series 38	2,742	-	2,742
Series 39	-	-	-
Series 40	11,828	-	11,828
Series 41	34,077	-	34,077
Series 42	23,690	-	23,690
Series 43	21,348	1,956	19,392
Series 44	44,958	979	43,979
Series 45	59,644	8,412	51,232
Series 46	52,299	32,276	20,023
	$340,514	$53,154	$287,360

	9 Months Gross Fund Management Fee	9 Months Asset Management and Reporting Fee	9 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ -	$ -	$ -
Series 21	-	-	-
Series 22	-	-	-
Series 23	-	-	-
Series 24	28,397	2,356	26,041
Series 25	-	-	-
Series 26	41,193	1,000	40,193
Series 27	21,000	6,380	14,620
Series 28	20,112	2,000	18,112
Series 29	21,780	3,000	18,780
Series 30	-	-	-
Series 31	4,308	70,826	(66,518)
Series 32	59,383	13,000	46,383
Series 33	36,411	17,420	18,991
Series 34	33,617	3,000	30,617
Series 35	28,735	3,200	25,535
Series 36	10,650	-	10,650
Series 37	-	-	-
Series 38	22,065	3,000	19,065
Series 39	-	-	-
Series 40	52,310	7,380	44,930
Series 41	102,231	15,859	86,372
Series 42	71,270	1,956	69,314
Series 43	76,859	11,231	65,628
Series 44	147,847	18,586	129,261
Series 45	178,932	18,264	160,668
Series 46	156,897	42,404	114,493
	$1,113,997	$240,862	$873,135

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

The series did not have any properties as of December 31, 2019 and 2018.

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

Series 21

The series did not have any properties as of December 31, 2019 and 2018.

Series 22

The series did not have any properties as of December 31, 2019 and 2018.

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

Series 23

The series did not have any properties as of December 31, 2019 and 2018.

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

Series 24

As of December 31, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2019.

For the nine month periods ended December 31, 2019 and 2018, Series 24 reflects a net loss from Operating Partnerships of $- and $(85,578), respectively, which includes depreciation and amortization of $- and $178,656, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In November 2019, the investment general partners transferred their respective interests in Los Lunas Apartments Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $215,000 and cash proceeds to the investment partnerships of $277,458 and $138,542, for Series 24 and Series 42, respectively. Of the total proceeds received, $19,342 and $9,658, for Series 24 and Series 42, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $258,116 and $128,884, for Series 24 and Series 42, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $258,116 and $128,884, for Series 24 and Series 42, respectively, as of December 31, 2019.

In November 2019, the investment general partner transferred its interest in Overton Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,807,765 and cash proceeds to the investment partnership of $5,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $2,500 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $2,500 as of December 31, 2019.

In December 2019, the investment general partner transferred its interest in Autumn Ridge Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,368,935 and cash proceeds to the investment partnership of $20,400. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $17,900 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $17,900 as of December 31, 2019.

In December 2019, the investment general partner transferred its interest in New Hilltop Apartments, A Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,208,829 and nominal cash proceeds to the investment partnership. There were no cash proceeds available to pay expenses related to the transfer and no proceeds were returned to cash reserves held by Series 24. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded as of December 31, 2019.

Series 25

The series did not have any properties as of December 31, 2019 and 2018.

Series 26

As of December 31, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at December 31, 2019, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2019 and 2018, Series 26 reflects a net loss from Operating Partnerships of $(90,623) and $(238,345), respectively, which includes depreciation and amortization of $78,232 and $233,109, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In November 2019, the investment general partner transferred its interest in Warrensburg Heights, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $955,481 and cash proceeds to the investment partnership of $23,800. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $21,300 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $21,300 as of December 31, 2019.

In December 2019, the investment general partner transferred its interest in A.V.A., Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,129,910 and cash proceeds to the investment partnership of $50,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $47,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $47,500 as of December 31, 2019.

In December 2019, the investment general partner transferred its interest in Beauregard Apartments Partnership, A L.D.H.A to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,157,847 and cash proceeds to the investment partnership of $23,824. Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $16,324 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $16,324 as of December 31, 2019.

In December 2019, the investment general partner transferred its interest in Southwind Apartments Partnership, A L.D.H.A to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,020,849 and cash proceeds to the investment partnership of $21,441. Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $13,941 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $13,941 as of December 31, 2019.

In December 2019, the investment general partner transferred its interest in T.R. Bobb Apartments Partnership, A L.D.H.A to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $925,142 and cash proceeds to the investment partnership of $17,868. Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $10,368 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $10,368 as of December 31, 2019.

Series 27

As of December 31, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2019.

For the nine month periods ended December 31, 2019 and 2018, Series 27 reflects a net loss from Operating Partnerships of $- and $(66,158), respectively, which includes depreciation and amortization of $- and $133,387, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In September 2019, the operating general partner of Northrock Housing Associates Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on September 23, 2019. The sales price of the property was $5,547,522, which included the outstanding mortgage balance of approximately $968,733 and cash proceeds to the investment partnerships of $778,672 and $1,445,882, for Series 27 and Series 33, respectively. Of the total proceeds received by the investment partnerships, $1,750 and $3,250, for Series 27 and Series 33, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $776,922 and $1,442,632, for Series 27 and Series 33, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $776,922 and $1,442,632, for Series 27 and Series 33, respectively, as of September 30, 2019. In December 2019, the investment partnership received its share of the final reconciliation of the Operating Partnership's cash in the amount of $14,520 and $26,962 for Series 27 and Series 33, respectively, which was returned to the cash reserves.

In December 2019, the investment general partner transferred its interest in Angelou Associates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $868,278 and cash proceeds to the investment partnership of $58,000. Of the total proceeds received, $9,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $49,000 were returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $49,000 as of December 31, 2019.

In December 2019, the investment general partner transferred its interest in Magnolia Place Apartments Partnership, A Mississippi LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $500,000 and cash proceeds to the investment partnership of $23,824. Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $16,324 were returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $16,324 as of December 31, 2019.

Series 28

As of December 31, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2019.

For the nine month periods ended December 31, 2019 and 2018, Series 28 reflects a net loss from Operating Partnerships of $- and $(98,184), respectively, which includes depreciation and amortization of $- and $137,643, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2019, the investment general partner transferred its interest in Jackson Place Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,110,303 and cash proceeds to the investment partnership of $23,824. Of the total proceeds received, $9,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $14,324 will be returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $14,324 as of December 31, 2019.

In December 2019, the investment general partner transferred its interest in Maplewood Apartments Partnership, a LA Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,048,996 and cash proceeds to the investment partnership of $23,824. Of the total proceeds received, $9,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $14,324 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The transfer proceeds were received in January 2020; so a receivable in the amount of $14,324 was recorded as of December 31, 2019. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $14,324 as of December 31, 2019.

In December 2019, the investment general partner transferred its interest in R.V.K.Y., Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,199,792 and cash proceeds to the investment partnership of $40,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $37,500 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $37,500 as of December 31, 2019.

Series 29

As of December 31, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at December 31, 2019, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2019 and 2018, Series 29 reflects a net loss from Operating Partnerships of $(128,142) and $(161,623), respectively, which includes depreciation and amortization of $138,488 and $162,256, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Westfield Apartments Partnership, A Louisiana Partnership

The Lincoln Hotel

Poplarville Housing Inc.

Ozark Associates, LP

Series 30

The series did not have any properties as of December 31, 2019 and 2018.

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

Series 31

As of December 31, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2019.

For the nine month periods ended December 31, 2019 and 2018, Series 31 reflects a net loss from Operating Partnerships of $- and $(47,829), respectively, which includes depreciation and amortization of $- and $104,349, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In April 2019, the operating general partner of Sencit Hampden Associates LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 10, 2019. The sales price of the property was $2,700,000, which included the outstanding mortgage balance of approximately $973,555. Of the total proceeds received by the investment partnership, $64,295 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $8,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $587,469 will be returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $587,469 as of June 30, 2019. In September 2019, the investment partnership received additional proceeds equal to its share of the Operating Partnership's cash in the amount of $31,431 which was returned to the cash reserves. In December 2019, the investment partnership received its share of the final reconciliation of the Operating Partnership's cash in the amount of $900 which was returned to the cash reserves.

Series 32

As of December 31, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at December 31, 2019, all of which were at 100% Qualified Occupancy

For the nine month periods ended December 31, 2019 and 2018, Series 32 reflects a net loss from Operating Partnerships of $(228,249) and $(310,404), respectively, which includes depreciation and amortization of $260,257 and $328,747, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2019, the investment general partner transferred its interest in Pearlwood Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $642,620 and cash proceeds to the investment partnership of $147,500. Of the total proceeds received, $5,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $142,000 were returned to cash reserves held by Series 32. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $142,000 as of December 31, 2019.

In December 2019, the investment general partner transferred its interest in Pineridge Apartments Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,141,577 and cash proceeds to the investment partnership of $23,824. Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $16,324 were returned to cash reserves held by Series 32. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $16,324 as of December 31, 2019. In addition, equity outstanding for the Operating Partnership in the amount of $1,229 for Series 32 was recorded as gain on the transfer of the Operating Partnership as of December 31, 2019.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Pecan Manor Apartments Partnership, A Louisiana Partnership in Commendam

Parkside Plaza, LLP

Series 33

As of December 31, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at December 31, 2019, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2019 and 2018, Series 33 reflects a net loss from Operating Partnerships of $(87,640) and $(76,388), respectively, which includes depreciation and amortization of $151,089 and $209,302, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In September 2019, the operating general partner of Northrock Housing Associates Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on September 23, 2019. The sales price of the property was $5,547,522, which included the outstanding mortgage balance of approximately $968,733 and cash proceeds to the investment partnerships of $778,672 and $1,445,882, for Series 27 and Series 33, respectively. Of the total proceeds received by the investment partnerships, $1,750 and $3,250, for Series 27 and Series 33, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $776,922 and $1,442,632, for Series 27 and Series 33, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $776,922 and $1,442,632, for Series 27 and Series 33, respectively, as of September 30, 2019. In December 2019, the investment partnership received its share of the final reconciliation of the Operating Partnership's cash in the amount of $14,520 and $26,962 for Series 27 and Series 33, respectively, which was returned to the cash reserves.

Series 34

As of December 31, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at December 31, 2019, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2019 and 2018, Series 34 reflects a net loss from Operating Partnerships of $(63,190) and $(68,669), respectively, which includes depreciation and amortization of $115,082 and $205,643, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2019, the investment general partner transferred its interest in Belmont Affordable Housing II, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $307,057 and cash proceeds to the investment partnership of $31,500. Of the total proceeds received, $4,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $27,000 were returned to cash reserves held by Series 34. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $27,000 as of December 31, 2019.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, these Operating Partnership has exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

RHP 96-I, L.P.

Series 35

As of December 31, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2019.

For the nine month periods ended December 31, 2019 and 2018, Series 35 reflects a net loss from Operating Partnerships of $- and $(22,409), respectively, which includes depreciation and amortization of $- and $241,734, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2019, the investment general partner transferred its interest in Tennessee Partners XII Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,790,885 and cash proceeds to the investment partnership of $1,422,642. Of the total proceeds received, $8,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $1,414,642 were returned to cash reserves held by Series 35. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,414,642 as of December 31, 2019.

Series 36

As of December 31, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2019.

For the nine month periods ended December 31, 2019 and 2018, Series 36 reflects a net loss from Operating Partnerships of $- and $(56,064), respectively, which includes depreciation and amortization of $- and $83,885, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In February 2019, the operating general partner of Willowbrook Apartments Partnership, A Louisiana Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 19, 2019. The sales price of the property was $1,625,000, which included the outstanding mortgage balance of approximately $522,219 and cash proceeds to the investment partnership of $481,325. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $476,325 will be returned to cash reserves held by Series 36. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $476,325 as of June 30, 2019. In October 2019, the investment partnership received additional proceeds equal to its share of the Operating Partnership's cash in the amount of $91,333 which was returned to the cash reserves.

In December 2019, the investment general partner transferred its interest in Wingfield Apartments Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,052,315 and cash proceeds to the investment partnership of $23,824. Of the total proceeds received, $9,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $14,324 were returned to cash reserves held by Series 36. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $14,324 as of December 31, 2019.

Series 37

The series did not have any properties as of December 31, 2019 and 2018.

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

Series 38

As of December 31, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2019.

For the nine month periods ended December 31, 2019 and 2018, Series 38 reflects a net loss from Operating Partnerships of $- and $(6,692), respectively, which includes depreciation and amortization of $- and $233,270, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In February 2019, the operating general partner of Willowbrook II Apartments Partnership, A Louisiana Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 19, 2019. The sales price of the property was $1,625,000, which included the outstanding mortgage balance of approximately $425,416 and cash proceeds to the investment partnership of $527,974. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $522,974 will be returned to cash reserves held by Series 38. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $522,974 as of June 30, 2019. In October 2019, the investment partnership received additional proceeds equal to its share of the Operating Partnership's cash in the amount of $26,459 which was returned to the cash reserves.

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

In December 2019, the investment general partner transferred its interest in Hammond Place Apartments Partnership, A LA Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $915,109 and cash proceeds to the investment partnership of $23,824. Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $16,324 were returned to cash reserves held by Series 38. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $16,324 as of December 31, 2019.

Series 39

The series did not have any properties as of December 31, 2019 and 2018.

Series 40

As of December 31, 2018, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2019.

For the nine month periods ended December 31, 2019 and 2018, Series 40 reflects a net loss from Operating Partnerships of $- and $(267,374), respectively, which includes depreciation and amortization of $- and $378,996, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In August 2019, the investment general partner transferred its interest in Capitol Five Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,185,023 and cash proceeds to the investment partnership of $40,594. Of the total proceeds received, $4,950 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $35,644 were returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $35,644 as of September 30, 2019.

In September 2019, the operating general partner of Northrock Housing Associates II Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on September 23, 2019. The sales price of the property was $4,416,742, which included the outstanding mortgage balance of approximately $1,484,229 and cash proceeds to the investment partnership of $2,523,259. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $2,518,259 will be returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $2,518,259 as of September 30, 2019. In December 2019, the investment partnership received its share of the final reconciliation of the Operating Partnership's cash in the amount of $36,674 which was returned to the cash reserves.

In December 2019, the investment general partner transferred its interest in Carlyle Apartments Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $269,980 and cash proceeds to the investment partnership of $311,000. Of the total proceeds received, $6,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $305,000 were returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $305,000 as of December 31, 2019.

In December 2019, the investment general partner transferred its interest in Center Place Apartments II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $631,880 and cash proceeds to the investment partnership of $19,059. Of the total proceeds received, $3,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $15,559 were returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $15,559 as of December 31, 2019.

In December 2019, the investment general partners transferred their respective interests in Meadowside Associates, LLC to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,570,219 and cash proceeds to the investment partnerships of $2,500 and $2,500 for Series 40 and Series 41, respectively. Of the total proceeds received, $1,250 and $1,250 for Series 40 and Series 41, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $1,250 and $1,250 for Series 40 and Series 41, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,250 and $1,250 for Series 40 and Series 41, respectively, as of December 31, 2019.

In December 2019, the investment general partner transferred its interest in Oakland Partnership, A Louisiana Partnership in Commendam to a an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,051,700 and cash proceeds to the investment partnership of $27,397. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $24,897 were returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $24,897 as of December 31, 2019.

In December 2019, the investment general partner transferred its interest in Western Gardens Partnership, A Louisiana Partnership in Commendam to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,109,796 and cash proceeds to the investment partnership of $28,589. Of the total proceeds received, $3,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $25,089 were returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $25,089 as of December 31, 2019.

Series 41

As of December 31, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2019, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2019 and 2018, Series 41 reflects a net loss from Operating Partnerships of $(163,836) and $(154,848), respectively, which includes depreciation and amortization of $509,026 and $577,130, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2019, the investment general partners transferred their respective interests in Meadowside Associates, LLC to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,570,219 and cash proceeds to the investment partnerships of $2,500 and $2,500 for Series 40 and Series 41, respectively. Of the total proceeds received, $1,250 and $1,250 for Series 40 and Series 41, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $1,250 and $1,250 for Series 40 and Series 41, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,250 and $1,250 for Series 40 and Series 41, respectively, as of December 31, 2019.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Rural Housing Partners of Mendota L.P.

Rural Housing Partners of Fulton L.P.

Cedar Grove Apartments, Phase I L.P.

Series 42

As of December 31, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2019, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2019 and 2018, Series 42 reflects a net loss from Operating Partnerships of $(289,969) and $(314,612), respectively, which includes depreciation and amortization of $425,836 and $501,382, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In November 2019, the investment general partners transferred their respective interests in Los Lunas Apartments Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $215,000 and cash proceeds to the investment partnerships of $277,458 and $138,542, for Series 24 and Series 42, respectively. Of the total proceeds received, $19,342 and $9,658, for Series 24 and Series 42, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $258,116 and $128,884, for Series 24 and Series 42, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $258,116 and $128,884, for Series 24 and Series 42, respectively, as of December 31, 2019.

In December 2019, the investment general partner transferred its interest in Crittenden County Partners, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $514,200 and cash proceeds to the investment partnership of $259,774. Of the total proceeds received, $7,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $252,774 were returned to cash reserves held by Series 42. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $252,774 as of December 31, 2019.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Wingfield Apartments Partnership II, LP

Series 43

As of December 31, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2019, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2019 and 2018, Series 43 reflects a net loss from Operating Partnerships of $(308,936) and $(368,103), respectively, which includes depreciation and amortization of $559,039 and $788,153, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In March 2019, the operating general partner of Alexander Mills, LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 31, 2019. The sales price of the property was $21,216,275, which included the outstanding mortgage balance of approximately $11,408,365 and cash proceeds to the investment partnerships of $1,065,532 and $1,302,317 for Series 43 and Series 44, respectively. Of the total proceeds received by the investment partnerships, $4,950 and $6,050 for Series 43 and Series 44, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, as of June 30, 2019. In December 2019, the investment partnership received its share of the final reconciliation of the Operating Partnership's cash in the amount of $21,924 and $26,795 for Series 43 and Series 44, respectively, which was returned to the cash reserves.

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

Parkside Plaza, LLP

Series 44

As of December 31, 2019 and 2018, the average Qualified Occupancy was 100%. The series had a total of 5 properties at December 31, 2019, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2019 and 2018, Series 44 reflects a net loss from Operating Partnerships of $(21,193) and $(29,950), respectively, which includes depreciation and amortization of $770,226 and $1,014,262, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In March 2019, the operating general partner of Alexander Mills, LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 31, 2019. The sales price of the property was $21,216,275, which included the outstanding mortgage balance of approximately $11,408,365 and cash proceeds to the investment partnerships of $1,065,532 and $1,302,317 for Series 43 and Series 44, respectively. Of the total proceeds received by the investment partnerships, $4,950 and $6,050 for Series 43 and Series 44, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, as of June 30, 2019. In December 2019, the investment partnership received its share of the final reconciliation of the Operating Partnership's cash in the amount of $21,924 and $26,795 for Series 43 and Series 44, respectively, which was returned to the cash reserves.

In September 2019, the operating general partner of Northrock Housing Associates Three Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on September 23, 2019. The sales price of the property was $2,640,737, which included the outstanding mortgage balance of approximately $709,074 and cash proceeds to the investment partnership of $1,565,456. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,560,456 will be returned to cash reserves held by Series 44. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,560,456 as of September 30, 2019. In December 2019, the investment partnership received its share of the final reconciliation of the Operating Partnership's cash in the amount of $37,807 which was returned to the cash reserve.

Series 45

As of December 31, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at December 31, 2019, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2019 and 2018, Series 45 reflects a net loss from Operating Partnerships of $(586,488) and $(593,628), respectively, which includes depreciation and amortization of $1,173,209 and $1,328,457, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Jefferson Housing, LP (Jefferson House) is a 101-unit property located in Lynchburg, VA. The property continues to operate below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations in conjunction with the Virginia Housing Development Authority. As of December 31, 2019, the property is maintaining average occupancy of 79%. Reporting delays remain a consistent issue, and the investment general partner is concerned that the mortgage with VHDA is delinquent. The investment limited partner has reached out to the operating general partner as to the status; but has not received a reply to date. The operating general partner has an unlimited operating deficit guarantee. The low income housing tax credit compliance period expired on December 31, 2019.

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

In December 2019, the investment general partner transferred its interest in Lone Terrace Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,177,699 and cash proceeds to the investment partnership of $39,854. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $37,354 were returned to cash reserves held by Series 45. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $37,354 as of December 31, 2019.

In December 2019, the investment general partner transferred its interest in Sulphur Terrace Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,128,449 and cash proceeds to the investment partnership of $65,594. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $63,094 were returned to cash reserves held by Series 45. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $63,094 as of December 31, 2019.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

University Plaza Investment Group, LLLP

Series 46

As of December 31, 2019 and 2018, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2019, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2019 and 2018, Series 46 reflects a net loss from Operating Partnerships of $(77,590) and $(131,651), respectively, which includes depreciation and amortization of $851,223 and $850,503, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Linden-Shawnee Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Shawnee, OK. During the second quarter of 2019 the property operated below breakeven operations due to low occupancy and elevated operating expenses. As of December 2019, occupancy is 91%. The investment limited partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Linden-Shawnee Partners, L.P. expires on December 31, 2020.

Saint Martin Apartments, L.P. Is a 40-unit garden style property located in McComb, MS. During the fourth quarter of 2019 the property operated below breakeven operations due to elevated operating expenses. The investment limited partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Saint Martin Apartments, L.P. expires on December 31, 2020.

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

Change in Accounting Principle

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), as amended by subsequent Accounting Standard Updates (collectively, "ASC 606").  The Partnership adopted ASC 606 during 2019 and applied the guidance on a retrospective basis. There was no impact as a result of the adoption of ASC 606 to recognize revenue on the financial statements of the Partnership as of and for the period ended December 31, 2019.

In August 2016, the FASB issued Accounting Standards Update 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.  The Partnership adopted the update on a retrospective basis.  The effect of the adoption was the application of an accounting policy election to classify distributions received from investees using the nature of the distribution approach.  The Partnership classifies distributions from tax credit investments as returns on investment because the design of the project entity is to generate tax credits and losses rather than income from operations.  Application of the accounting policy election had no impact on the presentation in the statement of cash flows in the current or prior reporting periods.

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

There were no changes in the Fund's or any Series' internal control over financial reporting that occurred during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, the Fund's or any Series' internal control over financial reporting.

	(c)	Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Fund required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed or furnished as Exhibits 31.a, 31.b, 32.a and 32.b to this Quarterly Report on Form 10-Q, are applicable to each Series individually and the Fund as a whole.

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

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: February 13, 2020		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 13, 2020	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

February 13, 2020	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.