Form 10-K
period 2020-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2020-06-19
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2020

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

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the "Prospectus") were filed with the Securities and Exchange Commission and became effective December 16, 1993, in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18, 1996, a Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998, a Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, a Form S-11, which registered an additional 8,000,000 BACs for sale to the public, became effective. On July 26, 2000, a Form S-11, which registered an additional 7,500,000 BACs for sale to the public, became effective. On July 23, 2001, a Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective. On July 24, 2002, a Form S–11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. On July 1, 2003, a Form S–11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. As of March 31, 2020, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 Series 44, Series 45 and Series 46 for 83,651,080 BACs in twenty-seven series representing capital contributions of $836,177,880 in the aggregate.

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

As of March 31, 2020 the Fund had invested in 0 Operating Partnerships on behalf of Series 20, 0 Operating Partnerships on behalf of Series 21, 0 Operating Partnerships on behalf of Series 22, 0 Operating Partnerships on behalf of Series 23, 0 Operating Partnerships on behalf of Series 24, 0 Operating Partnerships on behalf of Series 25, 3 Operating Partnerships on behalf of Series 26, 0 Operating Partnerships on behalf of Series 27, 0 Operating Partnerships on behalf of Series 28, 5 Operating Partnerships on behalf of Series 29, 0 Operating Partnerships on behalf of Series 30, 0 Operating Partnerships on behalf of Series 31, 3 Operating Partnerships on behalf of Series 32, 2 Operating Partnerships on behalf of Series 33, 2 Operating Partnerships on behalf of Series 34, 0 Operating Partnerships on behalf of Series 35, 0 Operating Partnerships on behalf of Series 36, 0 Operating Partnerships on behalf of Series 37, 0 Operating Partnerships on behalf of Series 38, 0 Operating Partnerships on behalf of Series 39, 0 Operating Partnerships on behalf of Series 40, 8 Operating Partnerships on behalf of Series 41, 6 Operating Partnerships on behalf of Series 42, 11 Operating Partnerships on behalf of Series 43, 3 Operating Partnerships on behalf of Series 44, 13 Operating Partnerships on behalf of Series 45 and 12 Operating Partnerships on behalf of Series 46. A description of these Operating Partnerships is set forth in Item 2 herein.

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

The Fund has acquired a limited partnership interest in 68 Operating Partnerships in 11 series, identified in the table set forth below. The apartment complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." The Operating Partnerships and the respective apartment complexes are described more fully in the Prospectus. The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2020

All properties in Series 20 have been disposed of.

Boston Capital Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2020

All properties in Series 21 have been disposed of.

7

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2020

All properties in Series 22 have been disposed of.

8

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2020

All properties in Series 23 have been disposed of.

9

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2020

All properties in Series 24 have been disposed of.

10

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2020

All properties in Series 25 have been disposed of.

11

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2020

Property Name	Location	Units	Mortgage Balance as of 12/31/19	Acq Date	Const Comp	Qualified Occupancy 3/31/20	Cap Con paid thru 3/31/20
Brookhaven Apts.	Shrevport, LA	35	$1,047,285	2/97	1/97	100%	$726,113

Devonshire II Apts.	London, OH	28	546,118	1/97	12/96	100%	182,070

Devonshire West Apts.	W. Jefferson, OH	19	394,445	1/97	1/97	100%	126,983

12

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2020

All properties in Series 27 have been disposed of.

13

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2020

All properties in Series 28 have been disposed of.

14

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2020

Property Name	Location	Units	Mortgage Balance as of 12/31/19	Acq Date	Const Comp	Qualified Occupancy 3/31/20	Cap Con paid thru 3/31/20
Colonial Apts.	Poplarville, MS	16	$359,406	10/97	7/97	100%	$86,039

The Lincoln Hotel	San Diego, CA	41	684,886	2/97	7/97	100%	697,511

Palmetto Place Apts.	Benton, LA	40	1,160,387	10/98	4/99	100%	1,153,878

Regency Apts.	Poplarville, MS	16	401,938	10/97	7/97	100%	102,419

Westfield Apts.	Welsh, LA	40	628,069	11/97	8/98	100%	918,605

15

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2020

All properties in Series 30 have been disposed of.

16

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2020

All properties in Series 31 have been disposed of.

17

Boston Capital Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2020

Property Name	Location	Units	Mortgage Balance as of 12/31/19	Acq Date	Const Comp	Qualified Occupancy 3/31/20	Cap Con paid thru 3/31/20
Columbia Luxar	Dallas, TX	125	$2,750,400	8/98	12/99	100%	$3,947,106

Parkside Plaza Apts	New York, NY	39	1,267,574	7/99	5/01	100%	2,931,239

Pecan Manor Apts.	Natchitoches, LA	40	637,182	7/98	10/98	100%	1,501,914

18

Boston Capital Tax Credit Fund IV L.P. - Series 33

PROPERTY PROFILE AS OF MARCH 31, 2020

Property Name	Location	Units	Mortgage Balance as of 12/31/19	Acq Date	Const Comp	Qualified Occupancy 3/31/20	Cap Con paid thru 3/31/20
Columbia Luxar	Dallas, TX	125	$2,750,400	8/98	12/99	100%	$3,947,106

Stonewall Retirement Village	Stonewall, LA	40	1,198,344	7/98	1/99	100%	1,495,966

19

Boston Capital Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2020

Property Name	Location	Units	Mortgage Balance as of 12/31/19	Acq Date	Const Comp	Qualified Occupancy 3/31/20	Cap Con paid thru 3/31/20
Hillside Club Apts.	Bear Creek Township, MI	56	$1,682,845	10/98	12/99	100%	$2,097,333

Romeo Village Apts.	Montour Falls, NY	24	987,527	10/98	4/99	100%	753,362

20

Boston Capital Tax Credit Fund IV L.P. - Series 35

PROPERTY PROFILE AS OF MARCH 31, 2020

All properties in Series 35 have been disposed of.

21

Boston Capital Tax Credit Fund IV L.P. - Series 36

PROPERTY PROFILE AS OF MARCH 31, 2020

All properties in Series 36 have been disposed of.

22

Boston Capital Tax Credit Fund IV L.P. - Series 37

PROPERTY PROFILE AS OF MARCH 31, 2020

All properties in Series 37 have been disposed of.

23

Boston Capital Tax Credit Fund IV L.P. - Series 38

PROPERTY PROFILE AS OF MARCH 31, 2020

All properties in Series 38 have been disposed of.

24

Boston Capital Tax Credit Fund IV L.P. - Series 39

PROPERTY PROFILE AS OF MARCH 31, 2020

All properties in Series 39 have been disposed of.

25

Boston Capital Tax Credit Fund IV L.P. - Series 40

PROPERTY PROFILE AS OF MARCH 31, 2020

All properties in Series 40 have been disposed of.

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2020

Property Name	Location	Units	Mortgage Balance as of 12/31/19	Acq Date	Const Comp	Qualified Occupancy 3/31/20	Cap Con paid thru 3/31/20
Cedar Grove Apartments Phase I	Shepherdsville, KY	36	$899,024	5/02	7/01	100%	$424,955

Cranberry Cove Apartments	Beckley, WV	28	904,503	5/02	1/02	100%	514,844

Franklin Green	Franklin Grove, IL	12	264,584	5/02	9/01	100%	308,576

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	7/01	4/02	100%	1,626,221

Marwood Senior Apts.	Upper Marlboro, MD	155	10,909,301	7/01	8/02	100%	1,385,308

Mill Creek Village	Mt. Carroll, IL	12	311,220	5/02	9/01	100%	264,354

Northline Terrace	Mentoda, IL	24	549,701	5/02	6/01	100%	545,986

Palisades Park	Fulton, IL	16	392,591	5/02	9/01	100%	396,066

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2020

Property Name	Location	Units	Mortgage Balance as of 12/31/19	Acq Date	Const Comp	Qualified Occupancy 3/31/20	Cap Con paid thru 3/31/20
Chester Townhouses Phase II	Chester, SC	52	$1,811,740	4/06	12/06	100%	$421,158

Lynnelle Landing Apts.	Charleston, WV	56	1,046,883	3/02	9/02	100%	2,009,976

Marwood Senior Apartments	Upper Marlboro, MD	67	10,909,301	09/04	8/02	100%	160,174

Parkhurst Place	Amherst, NH	42	3,087,159	1/02	9/02	100%	518,876

Strawberry Lane Apts.	Clayton, NY	71	1,515,602	3/02	8/02	100%	672,589

Wingfield Apartments II	Kinder, LA	42	138,007	8/02	11/01	100%	1,422,373

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2020

Property Name	Location	Units	Mortgage Balance as of 12/31/19	Acq Date	Const Comp		Qualified Occupancy 3/31/20	Cap Con paid thru 3/31/20
Charlevoix Apartments	Charlevoix, MI	40	$1,038,827	9/02	11	/02	100%	$302,357

Chester Townhouses Phase II	Chester, SC	52	1,811,740	4/06	12	/06	100%	226,777

Cloverlane Apartments	Lakeview, MI	24	82,118	9/02	10	/02	100%	356,228

Geneva Sr. Citizen Apts.	Geneva, NY	32	1,398,594	4/03	12	/03	100%	2,035,378

Lakewood Apartments	Saranac, MI	24	700,543	9/02	10	/02	100%	475,606

The Landing Apts.	Whitley, KY	24	1,200,885	4/03	6	/04	100%	302,763

Parkside Plaza Apartments	New York, NY	34	1,267,574	1/04	5	/01	100%	21,847

Parkside Apartments	Coleman, MI	40	408,539	9/02	12	/02	100%	832,371

Riverview Apartments	Blissfield, MI	32	532,588	9/02	2	/02	100%	509,938

Stottville Court Apartments	Stockport, NY	28	1,078,948	9/02	5	/03	100%	1,073,805

Strawberry Lake Apts.	Norway, MI	32	658,922	7/03	12	/03	100%	763,285

29

Boston Capital Tax Credit Fund IV L.P. - Series 44

PROPERTY PROFILE AS OF MARCH 31, 2020

Property Name	Location	Units	Mortgage Balance as of 12/31/19	Acq Date		Const Comp		Qualified Occupancy 3/31/20	Cap Con paid thru 3/31/20
Aurora Village Sr.	Aurora, CO	100	$3,183,698	2	/03	3	/03	100%	$1,526,951

Post Oak East Apts.	Fort Worth, TX	246	12,049,723	7	/04	5	/06	100%	3,874,783

Villages at Aspen Club	Bealton, VA	30	1,442,760	4	/03	10	/03	100%	1,568,815

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2020

Property Name	Location	Units	Mortgage Balance as of 12/31/19	Acq Date		Const Comp		Qualified Occupancy 3/31/20	Cap Con paid thru 3/31/20
Bartlett Bayou	Pascagoula, MS	48	$707,548	7	/03	9	/05	100%	$2,675,101

Dawn Springs Villa	London, KY	24	376,605	5	/05	10	/05	100%	1,099,086

Fairview Manor	Childress, TX	48	596,136	5	/03	3	/04	100%	859,892

Heritage Christian Home III	Brighton, NY	12	-	1	/04	10	/03	100%	721,545

Kings Pt. Apts.	Sheridan, CO	50	1,654,423	8	/03	12	/03	100%	788,729

London Village	London, KY	32	416,370	4	/05	9	/05	100%	2,021,436

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	12	/03	4	/02	100%	4,435

Mill Race Apts.	Plainwell, MI	32	759,352	6	/03	12	/03	100%	347,253

Orchard View Apts.	Farmington, MO	40	525,687	7	/03	6	/04	100%	2,226,954

Ridge Crest Apts.	St. Louis, MO	83	2,805,216	8	/03	9	/04	100%	2,020,327

University Plaza Sr. Complex	Greely, CO	34	811,724	5	/03	9	/03	100%	332,128

William B. Quarton	Cedar Rapids, IA	28	1,588,580	1	/04	7	/03	100%	1,197,000

Willow Oak and Oroville Apartments	Willows, CA	122	3,867,470	07	/04	10	/03	100%	1,619,212

Boston Capital Tax Credit Fund IV L.P. - Series 46

PROPERTY PROFILE AS OF MARCH 31, 2020

Property Name	Location	Units	Mortgage Balance as of 12/31/19	Acq Date		Const Comp		Qualified Occupancy 3/31/20	Cap Con paid thru 3/31/20
Bartlett Bayou Apartments	Pascagoula, MS	48	$707,548	7	/03	9	/05	100%	$786,153

Clayton Station Apartments	Munfordville, KY	29	638,421	4	/04	9	/04	100%	1,274,486

Elma Gardens	Elma, WA	36	1,373,496	3	/05	1	/04	100%	588,701

Jacksonville Square Apts.	Jacksonville, TX	44	943,458	11	/03	7	/04	100%	621,519

Kimberly Place Apartments	Danbury, CT	117	5,873,135	6	/04	4	/05	100%	2,450,732

Linden's Apartments	Shawnee, OK	54	1,000,641	12	/04	2	/06	100%	2,963,132

Ocean East Housing	Portland, ME	32	1,312,987	2	/04	6	/05	100%	3,787,273

Panola Apts.	Carthage, TX	32	614,764	12	/03	4	/04	100%	461,573

Rosehill Apts.	Topeka, KS	48	2,180,508	12	/03	9	/04	100%	2,540,503

Sandy Hill Apartments	Greenville, KY	29	364,080	4	/04	10	/04	100%	1,849,164

Saint Martin Apartments	McCombs, MS	40	465,037	8	/05	4	/06	100%	1,539,454

Wagoner Village	Wagoner, OK	31	909,813	1	/04	1	/04	100%	341,377

32

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for the Fund's Limited Partnership Interests, Related Partner Matters and Issuer Purchases of Partnership Interests

	(a)	Market Information
The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

	(b)	Approximate number of security holders
As of March 31, 2020, the Fund has 41,609 BAC holders for an aggregate of 83,651,080 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 20 consists of 2,240
investors holding 3,866,700 BACs, Series 21 consists of 1,143 investors holding 1,892,700 BACs, Series 22 consists of 1,594 investors holding 2,564,400 BACs, Series 23 consists of 2,084 investors holding 3,336,727 BACs, Series 24 consists of 1,256 investors holding 2,169,878 BACs, Series 25 consists of 1,728 investors holding 3,026,109 BACs, Series 26 consists of 2,227 investors holding 3,995,900 BACs, Series 27 consists of 1,281 investors holding 2,460,700 BACs, Series 28 consists of 1,989 investors holding 4,000,738 BACs, Series 29 consists of 2,142 investors holding 3,991,800 BACs, Series 30 consists of 1,306 investors holding 2,651,000 BACs, Series 31 consists of 2,007 investors holding 4,417,857 BACs, Series 32 consists of 2,193 investors holding 4,754,198 BACs, Series 33 consists of 1,195 investors holding 2,636,533 BACs, Series 34 consists of 1,646 investors holding 3,529,319 BACs, Series 35 consists of 1,634 investors holding 3,300,463 BACs, Series 36 consists of 988
investors holding 2,106,838 BACs, Series 37 consists of 1,106 investors holding 2,512,500 BACs, Series 38 consists of 1,167 investors holding 2,543,100 BACs, Series 39 consists of 975
investors holding 2,292,151 BACs, Series 40 consists of 1,076 investors holding 2,630,256 BACs, Series 41 consists of 1,341 investors holding 2,891,626 BACs, Series 42 consists of 1,186 investors holding 2,744,262 BACs, Series 43 consists of 1,627 investors holding 3,637,987 BACs, Series 44 consists of 1,264 investors holding 2,701,973 BACs, Series 45 consists of 1,805 investors holding 4,014,367 BACS and Series 46 consists of 1,409 investors holding 2,980,998 BACS at March 31, 2020

(c)	Dividend history and restriction
The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 5, 1993, through March 31, 2020.

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

During the year ended March 31, 2020 the Fund made a return of equity distribution to Series 24 limited partners in the amount of $584,813. The distribution was the result of proceeds available from the sale of Operating Partnerships.

During the year ended March 31, 2020 the Fund made a return of equity distribution to Series 27 limited partners in the amount of $7,318,360. The distribution was the result of proceeds available from the sale of Operating Partnerships.

During the year ended March 31, 2020 the Fund made a return of equity distribution to Series 28 limited partners in the amount of $669,692. The distribution was the result of proceeds available from the sale of Operating Partnerships.

During the year ended March 31, 2020 the Fund made a return of equity distribution to Series 31 limited partners in the amount of $2,572,942. The distribution was the result of proceeds available from the sale of Operating Partnerships.

During the year ended March 31, 2020 the Fund made a return of equity distribution to Series 35 limited partners in the amount of $5,893,687. The distribution was the result of proceeds available from the sale of Operating Partnerships.

During the year ended March 31, 2020 the Fund made a return of equity distribution to Series 36 limited partners in the amount of $3,044,292. The distribution was the result of proceeds available from the sale of Operating Partnerships.

During the year ended March 31, 2020 the Fund made a return of equity distribution to Series 38 limited partners in the amount of $2,939,459. The distribution was the result of proceeds available from the sale of Operating Partnerships.

During the year ended March 31, 2020 the Fund made a return of equity distribution to Series 40 limited partners in the amount of $804,301. The distribution was the result of proceeds available from the sale of Operating Partnerships.

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

During the fiscal year ended March 31, 2020, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $27,693,970. As of March 31, 2020, all 24 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 21). The Fund commenced offering BACs in Series 21 on July 5, 1994. The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC holders in Series 21. Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

During the fiscal year ended March 31, 2020, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728. As of March 31, 2020, all 14 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 22). The Fund commenced offering BACs in Series 22 on October 12, 1994. The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC holders in Series 22. Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

During the fiscal year ended March 31, 2020, none of Series 22 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748. As of March 31, 2020, all 29 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 23). The Fund commenced offering BACs in Series 23 on January 10, 1995. The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC holders in Series 23. Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

During the fiscal year ended March 31, 2020, none of Series 23 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278. As of March 31, 2020, all 22 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 24). The Fund commenced offering BACs in Series 24 on June 9, 1995. The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC holders in Series 24. Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

During the fiscal year ended March 31, 2020, none of Series 24 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of $15,796,309. As of March 31, 2020, all 24 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 25). The Fund commenced offering BACs in Series 25 on September 30, 1995. The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC holders in Series 25. Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

During the fiscal year ended March 31, 2020, none of Series 25 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,324,539. As of March 31, 2020, all 22 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 26). The Fund commenced offering BACs in Series 26 on January 18, 1996. The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

During the fiscal year ended March 31, 2020, none of Series 26 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,401,215. As of March 31, 2020, 42 of the properties have been disposed of and 3 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 27). The Fund commenced offering BACs in Series 27 on June 17, 1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC holders in Series 27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

During the fiscal year ended March 31, 2020, none of Series 27 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,881,574. As of March 31, 2020, all 16 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 28). The Fund commenced offering BACs in Series 28 on September 30, 1996. The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

During the fiscal year ended March 31, 2020, none of Series 28 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,281,983. As of March 31, 2020, all 26 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 29). The Fund commenced offering BACs in Series 29 on February 10, 1997. The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC holders in Series 29. Offer and sales of BACs in Series 29 were completed on June 20, 1997.

During the fiscal year ended March 31, 2020, none of Series 29 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of

$29,137,877. As of March 31, 2020, 17 of the properties have been disposed of and 5 remain. The Fund had completed payment of all installments of its capital contributions to 21 of the Operating Partnerships. Series 29 has outstanding contributions payable to 1 Operating Partnership in the amount of $785 as of March 31, 2020. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 30). The Fund commenced offering BACs in Series 30 on June 23, 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC holders in Series 30. Offer and sales of BACs in Series 30 were completed on September 10, 1997.

During the fiscal year ended March 31, 2020, none of Series 30 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,497,869. As of March 31, 2020, all 20 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 31). The Fund commenced offering BACs in Series 31 on September 11, 1997. The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC holders in Series 31. Offer and sales of BACs in Series 31 were completed on January 18, 1998.

During the fiscal year ended March 31, 2020, Series 31 applied $25,000 of the contributions payable to current year dispositions. Proceeds from the offer and sale of BACs in Series 31 had been used to invest in 27 Operating Partnerships in an aggregate amount of $32,569,100. As of March 31, 2020, all 27 of the properties has been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 32). The Fund commenced offering BACs in Series 32 on January 19, 1998. The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC holders in Series 32. Offer and sales of BACs in Series 32 were completed on June 23, 1998.

During the fiscal year ended March 31, 2020, Series 32 applied $1,229 of contributions payable to current year dispositions. Proceeds from the offer and sale of BACs in Series 32 had been used to invest in 17 Operating Partnerships in an aggregate amount of $34,129,677. As of March 31, 2020, 14 of the properties have been disposed of and 3 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2020, none of Series 33 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $19,594,100. As of March 31, 2020, 8 of the properties have been disposed of and 2 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 34). The Fund commenced offering BACs in Series 34 on September 22, 1998. The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC holders in Series 34. Offer and sales of BACs in Series 34 were completed on February 11, 1999.

During the fiscal year ended March 31, 2020, none of Series 34 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,738,978. As of March 31, 2020, 12 of the properties have been disposed of and 2 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 35). The Fund commenced offering BACs in Series 35 on February 22, 1999. The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.

During the fiscal year ended March 31, 2020, none of Series 35 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 35 had been used to invest in 11 Operating Partnerships in an aggregate amount of $24,002,391. As of March 31, 2020, all 11 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 36). The Fund commenced offering BACs in Series 36 on June 22, 1999. The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.

During the fiscal year ended March 31, 2020, none of Series 36 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,277,041. As of March 31, 2020, all 11 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 37). The Fund commenced offering BACs in Series 37 on October 29, 1999. The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.

During the fiscal year ended March 31, 2020, none of Series 37 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 37 had been used to invest in 7 Operating Partnerships in an aggregate amount of $18,735,142. As of March 31, 2020, all 7 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 38). The Fund commenced offering BACs in Series 38 on February 1, 2000. The Fund received and accepted $25,431,000 representing 2,543,100 BACs from investors admitted as BAC holders in Series 38. Offer and sales of BACs in Series 38 were completed on July 31, 2000.

During the fiscal year ended March 31, 2020, none of Series 38 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 38 had been used to invest in 10 Operating Partnerships in an aggregate amount of $18,612,287. As of March 31, 2020, all 10 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2020, none of Series 39 net offering proceeds to were used to pay installments of its capital contributions to the Operating Partnership. Proceeds from the offer and sale of BACs in Series 39 had been used to invest in 9 Operating Partnerships in an aggregate amount of $17,115,492. As of March 31, 2020, all 9 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2020, Series 40 applied $102 of contributions payable to a current year disposition. Proceeds from the offer and sale of BACs in Series 40 had been used to invest in 16 Operating Partnerships in an aggregate amount of $19,030,772. As of March 31, 2020, all 16 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2020, none of Series 41 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 41 had been used to invest in 23 Operating Partnerships in an aggregate amount of $21,278,631. As of March 31, 2020, 15 of the properties have been disposed of and 8 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2020, none of Series 42 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 42 had been used to invest in 23 Operating Partnerships in an aggregate amount of $20,661,120. As of March 31, 2020, 17 of the properties have been disposed of and 6 remain. The Fund had completed payment of all installments of its capital contributions to 22 Operating Partnerships. Series 42 has outstanding contributions payable to 1 Operating Partnership in the amount of $254 as of March 31, 2020. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 43). The Fund commenced offering BACs in Series 43 on August 1, 2002. The Fund received and accepted $36,379,870 representing 3,637,987 BACs from investors admitted as BAC holders in Series 43. Offer and sales of BACs in Series 43 were completed on December 31, 2002.

During the fiscal year ended March 31, 2020, none of Series 43 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 43 had been used to invest in 23 Operating Partnerships in an aggregate amount of $27,400,154. As of March 31, 2020, 12 of the properties have been disposed of and 11 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2020, none of Series 44 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 44 had been used to invest in 10 Operating Partnerships in an aggregate amount of $20,248,519. As of March 31, 2020, 7 of the properties have been disposed of and 3 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2020, Series 45 applied $16,724 of contributions payable to a current year disposition. Proceeds from the offer and sale of BACs in Series 45 had been used to invest in 31 Operating Partnerships in an aggregate amount of $30,232,512. As of March 31, 2020, 18 of the properties have been disposed of and 13 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2020, none of Series 46 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 46 had been used to invest in 15 Operating Partnerships in an aggregate amount of $22,495,082. As of March 31, 2020, 3 of the properties have been disposed of and 12 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2020 and 2019 was $1,102,092 and 1,548,223, respectively.

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

(Series 20). The series did not have any properties as of March 31, 2020 and 2019.

For the tax years ended December 31, 2019 and 2018, the series, in total, generated $0 and $174,307, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Limited Partnerships for Series 20 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $0 and $128,979, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

(Series 21). The series did not have any properties as of March 31, 2020 and 2019.

For the tax years ended December 31, 2019 and 2018, the series, in total, generated $0 in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Limited Partnerships for Series 21 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $0.

(Series 22). The series did not have any properties as of March 31, 2020 and 2019.

For the tax years ended December 31, 2019 and 2018, the series, in total, generated $0 and $673,638, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Limited Partnerships for Series 22 was $0. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $0 and $(38,144), respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

In December 2018, the investment general partners transferred their respective interest in Concordia Housing Associates II, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,335,237 and cash proceeds to the investment partnerships of $20,000 and $20,000 for Series 22 and Series 23, respectively. Of the total proceeds received, $1,000 and $1,000 for Series 22 and Series 23, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $19,000 and $19,000 for Series 22 and Series 23, respectively, were returned to cash reserves. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $19,000 and $19,000 for Series 22 and Series 23, respectively, as of December 31, 2018.

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

(Series 23). The series did not have any properties as of March 31, 2020 and 2019.

For the tax years ended December 31, 2019 and 2018, the series, in total, generated $0 and $(831,977), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Limited Partnerships for Series 23 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $0 and $(27,002), respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

(Series 24). As of March 31, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of March 31, 2020.

For the tax years ended December 31, 2019 and 2018, the series, in total, generated $1,349,392 and $208,575, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019 Investments in Operating Limited Partnerships for Series 24 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019 the net income (loss) of the Series was $182,795 and $(46,494), respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

(Series 25). The series had a total of 0 properties at March 31, 2020 and 2019.

For the tax years ended December 31, 2019 and 2018, the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Limited Partnerships for Series 25 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $0.

(Series 26). As of March 31, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at March 31, 2020, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2019 and 2018, the series, in total, generated $2,703,114 and $(83,764), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Limited Partnerships for Series 26 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $21,565 and $(87,819), respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the fund management fee.

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

Brookhaven Apartments Partnership, A Louisiana Partners

(Series 27). As of March 31, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of March 31, 2020.

For the tax years ended December 31, 2019 and 2018, the series, in total, generated $462,098 and $(110,722), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Limited Partnerships for Series 27 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $818,126 and $11,264, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

In September 2019, the operating general partner of Northrock Housing Associates Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on September 23, 2019. The sales price of the property was $5,547,522, which included the outstanding mortgage balance of approximately $968,733 and cash proceeds to the investment partnerships of $778,672 and $1,445,882, for Series 27 and Series 33, respectively. Of the total proceeds received by the investment partnerships, $1,750 and $3,250, for Series 27 and Series 33, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $776,922 and $1,442,632, for Series 27 and Series 33, respectively, will be returned to cash reserves. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $776,922 and $1,442,632, for Series 27 and Series 33, respectively, as of September 30, 2019. In December 2019, the investment partnership received its share of the final reconciliation of the Operating Partnership’s cash in the amount of $14,520 and $26,962 for Series 27 and Series 33, respectively, which was returned to the cash reserves.

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

(Series 28). As of March 31, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of March 31, 2020.

For the tax years ended December 31, 2019 and 2018, the series, in total, generated $1,484,122 and $82,835, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Limited Partnerships for Series 28 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $(20,913) and $(51,959), respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

In December 2019, the investment general partner transferred its interest in Maplewood Apartments Partnership, a LA Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,048,996 and cash proceeds to the investment partnership of $23,824. Of the total proceeds received, $9,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $14,324 were returned to cash reserves held by Series 28. The transfer proceeds were received in January 2020 and applied against the receivable. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $14,324 as of December 31, 2019.

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

(Series 29). As of March 31, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at March 31, 2020, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2019 and 2018 the series, in total, generated $(456,323) and $(174,247), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Limited Partnerships for Series 29 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $(68,538) and $57,356, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

In April 2020, the investment general partner transferred its interest in Poplarville Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $356,220 and cash proceeds to the investment partnership of $12,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $9,500 were returned to cash reserves held by Series 29.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Westfield Apartments Partnership, A Louisiana Partnership

The Lincoln Hotel

Ozark Associates, L.P.

Poplarville Housing Inc.

(Series 30). The series did not have any properties as of March 31, 2020 and 2019.

For the tax years ended December 31, 2019 and 2018, the series, in total, generated $0 and $158,999, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Limited Partnerships for Series 30 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $0 and $114,811, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

(Series 31). As of March 31, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of March 31, 2020.

For the tax years ended December 31, 2019 and 2018, the series, in total, generated $(406,563) and $2,504,309, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Limited Partnerships for Series 31 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $619,372 and $23,184, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships, the general and administrative expenses, and the fund management fee.

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

In April 2019, the operating general partner of Sencit Hampden Associates LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 10, 2019. The sales price of the property was $2,700,000, which included the outstanding mortgage balance of approximately $973,555. Of the total proceeds received by the investment partnership, $64,295 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $8,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $587,469 will be returned to cash reserves held by Series 31. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $587,469 as of June 30, 2019. In September 2019, the investment partnership received additional proceeds equal to its share of the Operating Partnership’s cash in the amount of $31,431 which was returned to the cash reserves. In December 2019, the investment partnership received its share of the final reconciliation of the Operating Partnership’s cash in the amount of $900 which was returned to the cash reserves.

(Series 32). As of March 31, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at March 31, 2020, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2019 and 2018, the series, in total, generated $(23,109) and $(2,182,894), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Limited Partnerships for Series 32 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $57,220 and $414,940, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the fund management fee.

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

In December 2019, the investment general partner transferred its interest in Pineridge Apartments Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,141,577 and cash proceeds to the investment partnership of $23,824. Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $16,324 were returned to cash reserves held by Series 32. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $16,324 as of December 31, 2019. In addition, outstanding capital contributions payable to the Operating Partnership in the amount of $1,229 for Series 32 was recorded as gain on the transfer of the Operating Partnership as of December 31, 2019.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Pecan Manor Apartments Partnership, A Louisiana Partnership in Commendam Parkside Plaza, LLP

(Series 33). As of March 31, 2020 and 2019 the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at March 31, 2020, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2019 and 2018, the series, in total, generated $(407,625) and $(611,960), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Limited Partnerships for Series 33 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the Series was $1,424,616 and $(61,753), respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the fund management fee.

In September 2019, the operating general partner of Northrock Housing Associates Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on September 23, 2019. The sales price of the property was $5,547,522, which included the outstanding mortgage balance of approximately $968,733 and cash proceeds to the investment partnerships of $778,672 and $1,445,882, for Series 27 and Series 33, respectively. Of the total proceeds received by the investment partnerships, $1,750 and $3,250, for Series 27 and Series 33, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $776,922 and $1,442,632, for Series 27 and Series 33, respectively, will be returned to cash reserves. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $776,922 and $1,442,632, for Series 27 and Series 33, respectively, as of September 30, 2019. In December 2019, the investment partnership received its share of the final reconciliation of the Operating Partnership’s cash in the amount of $14,520 and $26,962 for Series 27 and Series 33, respectively, which was returned to the cash reserves.

(Series 34). As of March 31, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at March 31, 2020, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2019 and 2018, the series, in total, generated $(1,213,322) and $(426,408), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019 Investments in Operating Limited Partnerships for Series 34 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the Series was $214,215 and $(66,014), respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the fund management fee.

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

RHP 96-I, L.P.

(Series 35). As of March 31, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of March 31, 2020.

For the tax years ended December 31, 2019 and 2018 the series, in total, generated $1,781,343 and $(106,373), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Limited Partnerships for Series 35 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $1,497,913 and $(32,532), respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

(Series 36). As of March 31, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of March 31, 2020.

For the tax years ended December 31, 2019 and 2018 the series, in total, generated $(201,909) and $(500,638), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Limited Partnerships for Series 36 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $527,639 and $541,603, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships, miscellaneous income and the general and administrative expenses.

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

In February 2019, the operating general partner of Willowbrook Apartments Partnership, A Louisiana Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 19, 2019. The sales price of the property was $1,625,000, which included the outstanding mortgage balance of approximately $522,219 and cash proceeds to the investment partnership of $481,325. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $476,325 will be returned to cash reserves held by Series 36. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $476,325 as of June 30, 2019. In October 2019, the investment partnership received additional proceeds equal to its share of the Operating Partnership’s cash in the amount of $91,333 which was returned to the cash reserves.

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

(Series 37). The series had a total of 0 properties at March 31, 2020 and 2019.

For the tax years ended December 31, 2019 and 2018, the series, in total, generated $0 and $(2,066,905), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Limited Partnerships for Series 37 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $0 and $1,015,799, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

(Series 38). As of March 31, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of March 31, 2020.

For the tax years ended December 31, 2019 and 2018, the series, in total, generated $(4,286,134) and $98,166, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Limited Partnerships for Series 38 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $1,440,353 and $25,195, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

In February 2019, the operating general partner of Willowbrook II Apartments Partnership, A Louisiana Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 19, 2019. The sales price of the property was $1,625,000, which included the outstanding mortgage balance of approximately $425,416 and cash proceeds to the investment partnership of $527,974. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $522,974 will be returned to cash reserves held by Series 38. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $522,974 as of June 30, 2019. In October 2019, the investment partnership received additional proceeds equal to its share of the Operating Partnership’s cash in the amount of $26,459 which was returned to the cash reserves.

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

(Series 39). The series had a total of 0 properties at March 31, 2020 and 2019.

For the tax years ended December 31, 2019 and 2018 the series, in total, generated $0 and $0, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Limited Partnerships for Series 39 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $0.

(Series 40). As of March 31, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of March 31, 2020.

For the tax years ended December 31, 2019 and 2018 the series, in total, generated $(1,130,225) and $(652,740), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Limited Partnerships for Series 40 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $2,844,772 and $(58,641), respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

In September 2019, the operating general partner of Northrock Housing Associates II Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on September 23, 2019. The sales price of the property was $4,416,742, which included the outstanding mortgage balance of approximately $1,484,229 and cash proceeds to the investment partnership of $2,523,259. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $2,518,259 will be returned to cash reserves held by Series 40. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $2,518,259 as of September 30, 2019. In December 2019, the investment partnership received its share of the final reconciliation of the Operating Partnership’s cash in the amount of $36,674 which was returned to the cash reserves.

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

In December 2019, the investment general partner transferred its interest in Oakland Partnership, A Louisiana Partnership in Commendam to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,051,700 and cash proceeds to the investment partnership of $27,397. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $24,897 were returned to cash reserves held by Series 40. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $24,897 as of December 31, 2019.

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

(Series 41) As of March 31, 2020 and 2019 the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at March 31, 2020, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2019 and 2018, the series, in total, generated $(74,588) and $(1,524,075), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Limited Partnerships for Series 41 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For years ended March 31, 2020 and 2019, the net income (loss) of the series was $(28,195) and $(114,941), respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the fund management fee.

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

In March 2020, the investment general partner transferred its interest in Breezewood Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $918,226 and cash proceeds to the investment partnership of $21,533. Of the total proceeds received, $2,243 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $19,290 were returned to cash reserves held by Series 41. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $19,290 as of March 31, 2020.

In March 2020, the investment general partner transferred its interest in Hawthorne Associates, A L Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $923,842 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $7,500 were returned to cash reserves held by Series 41. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $7,500 as of March 31, 2020.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Rural Housing Partners of Mendota L.P.

Rural Housing Partners of Mt. Carroll, LP

Rural Housing Partners of Fulton L.P.

(Series 42). As of March 31, 2020 and 2019 the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at March 31, 2020, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2019 and 2018 the series, in total, generated $151,314 and $(1,165,631), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019 Investments in Operating Limited Partnerships for Series 42 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019 the net income (loss) of the series was $307,410 and $(26,534), respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the fund management fee.

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

In December 2019, the investment general partner transferred its interest in Crittenden County Partners, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $514,200 and cash proceeds to the investment partnership of $259,774. Of the total proceeds received, $7,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $252,774 were returned to cash reserves held by Series 42. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $252,774 as of December 31, 2019.

In March 2020, the investment general partners transferred its interest in Breezewood II Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $906,547 and cash proceeds to the investment partnerships of $21,696 and $2,304 for Series 42 and Series 45, respectively. Of the total proceeds received, $2,260 and $240 for Series 42 and Series 45, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $19,436 and $2,064 for Series 42 and Series 45, respectively, were returned to cash reserves. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $19,436 and $2,064 for Series 42 and Series 45, respectively, as of March 31, 2020.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Wingfield Apartments Partnership II, LP

(Series 43) As of March 31, 2020 and 2019 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties as of March 31, 2020, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2019 and 2018 the series, in total, generated $(982,763) and $(1,094,635), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019 Investments in Operating Limited Partnerships for Series 43 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $1,170,010 and $333,590, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the fund management fee.

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

In March 2019, the operating general partner of Alexander Mills, LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 31, 2019. The sales price of the property was $21,216,275, which included the outstanding mortgage balance of approximately $11,408,365 and cash proceeds to the investment partnerships of $1,065,532 and $1,302,317 for Series 43 and Series 44, respectively. Of the total proceeds received by the investment partnerships, $4,950 and $6,050 for Series 43 and Series 44, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, will be returned to cash reserves. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, as of June 30, 2019. In December 2019, the investment partnership received its share of the final reconciliation of the Operating Partnership’s cash in the amount of $21,924 and $26,795 for Series 43 and Series 44, respectively, which was returned to the cash reserves.

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

Parkside Plaza, LLP

(Series 44) As of March 31, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at March 31, 2020, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2019 and 2018 the series, in total, generated $4,968,672 and $(149,430), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019 Investments in Operating Limited Partnerships for Series 44 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $2,918,827 and $(217,684), respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the fund management fee.

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

In March 2019, the operating general partner of Alexander Mills, LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 31, 2019. The sales price of the property was $21,216,275, which included the outstanding mortgage balance of approximately $11,408,365 and cash proceeds to the investment partnerships of $1,065,532 and $1,302,317 for Series 43 and Series 44, respectively. Of the total proceeds received by the investment partnerships, $4,950 and $6,050 for Series 43 and Series 44, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, will be returned to cash reserves. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, as of June 30, 2019. In December 2019, the investment partnership received its share of the final reconciliation of the Operating Partnership’s cash in the amount of $21,924 and $26,795 for Series 43 and Series 44, respectively, which was returned to the cash reserves.

In September 2019, the operating general partner of Northrock Housing Associates Three Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on September 23, 2019. The sales price of the property was $2,640,737, which included the outstanding mortgage balance of approximately $709,074 and cash proceeds to the investment partnership of $1,565,456. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,560,456 will be returned to cash reserves held by Series 44. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,560,456 as of September 30, 2019. In December 2019, the investment partnership received its share of the final reconciliation of the Operating Partnership’s cash in the amount of $37,807 which was returned to the cash reserve.

In March 2020, the investment general partner transferred its interest in New Oxford I Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,134,723 and cash proceeds to the investment partnership of $7,500. Of the total proceeds received, $4,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $3,500 were returned to cash reserves held by Series 44. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $3,500 as of March 31, 2020.

In March 2020, the investment general partner transferred its interest in Orchard River Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $5,834,195 and cash proceeds to the investment partnership of $170,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $167,500 were returned to cash reserves held by Series 44. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $167,500 as of March 31, 2020.

(Series 45) As of March 31, 2020 and 2019 the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties as of March 31, 2020, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2019 and 2018 the series, in total, generated $(2,937,009) and $(1,046,233), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019 Investments in Operating Limited Partnerships for Series 45 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $446,137 and $412,104, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the fund management fee.

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

In January 2020, the operating general partner of Jefferson Housing Limited Partnership entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on March 18, 2020. The sales price of the property was $2,004,845, which included the outstanding mortgage balance of approximately $1,489,672 and cash proceeds to the investment partnership of $515,173. Of the total proceeds received by the investment partnership, $7,500 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $507,673 will be returned to cash reserves held by Series 45. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $507,673 as of March 31, 2020. In addition, equity outstanding for the Operating Partnership in the amount of $16,724 for Series 45 was recorded as gain on the sale of the Operating Partnership as of March 31, 2020.

In March 2020, the investment general partners transferred its interest in Breezewood II Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $906,547 and cash proceeds to the investment partnerships of $21,696 and $2,304 for Series 42 and Series 45, respectively. Of the total proceeds received, $2,260 and $240 for Series 42 and Series 45, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $19,436 and $2,064 for Series 42 and Series 45, respectively, were returned to cash reserves. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $19,436 and $2,064 for Series 42 and Series 45, respectively, as of March 31, 2020.

In March 2020, the investment general partner transferred its interest in Brookside Square Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,084,329 and cash proceeds to the investment partnership of $7,500. Of the total proceeds received, $4,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $3,500 were returned to cash reserves held by Series 45. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $3,500 as of March 31, 2020.

In March 2020, the investment general partner transferred its interest in East View Family Housing, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $590,976 and cash proceeds to the investment partnership of $16,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $13,500 were returned to cash reserves held by Series 45. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $13,500 as of March 31, 2020.

In March 2020, the investment general partner transferred its interest in Lawrenceville I Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $764,406 and cash proceeds to the investment partnership of $7,500. Of the total proceeds received, $4,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $3,500 were returned to cash reserves held by Series 45. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $3,500 as of March 31, 2020.

In March 2020, the investment general partner transferred its interest in Reese I Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,472,278 and cash proceeds to the investment partnership of $5,000. Of the total proceeds received, $4,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $1,000 were returned to cash reserves held by Series 45. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,000 as of March 31, 2020.

In March 2020, the investment general partner transferred its interest in Valleyview, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $633,499 and cash proceeds to the investment partnership of $27,600. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $25,100 were returned to cash reserves held by Series 45. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $25,100 as of March 31, 2020.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

University Plaza Investment Group, LLLP

(Series 46) As of March 31, 2020 and 2019 the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties as of March 31, 2020, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2019 and 2018 the series, in total, generated $(374,601) and $(443,364), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019 Investments in Operating Limited Partnerships for Series 46 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $(102,687) and $(174,420), respectively. The major components of these amounts are the Fund's miscellaneous income and the fund management fee.

In March 2020, the investment general partner transferred its interest in Deer Meadow Apartments, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $917,524 and cash proceeds to the investment partnership of $24,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $21,500 were returned to cash reserves held by Series 46. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $21,500 as of March 31, 2020.

In March 2020, the investment general partner transferred its interest in Tanglewood Village Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,090,639 and cash proceeds to the investment partnership of $24,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $21,500 were returned to cash reserves held by Series 46. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $21,500 as of March 31, 2020.

Linden–Shawnee Partners, L.P. (The Linden’s Apartments) is a 54-unit family property located in Shawnee, OK. The property continued to operate below breakeven throughout 2019. As of March 2020, occupancy is 91%. The investment limited partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Linden-Shawnee Partners, L.P. expires on December 31, 2020.

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit garden style property located in McComb, MS. The 2019 the property operated below breakeven due to elevated operating expenses. The investment limited partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Saint Martin Apartments, L.P. expires on December 31, 2020.

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

The main reason an impairment losses typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits. In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended March 31, 2020 and 2019. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment losses has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

Principal Accounting Policies and Estimates - continued

Based on this guidance, the Operating Partnerships in which the Fund invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.  However, management does not consolidate the Fund’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Fund’s balance in investment in Operating Partnerships, advances made to Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The Fund’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the general partners and their guarantee against credit recapture.

Change in Accounting Principle

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), as amended by subsequent Accounting Standard Updates (collectively, “ASC 606”).  The Partnership adopted ASC 606 during 2019 and applied the guidance on a retrospective basis. There was no impact as a result of the adoption of ASC 606 to recognize revenue on the financial statements of the Partnership as of and for the period ended March 31, 2020.

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

(b) Management's Annual Report on Internal Control over Financial Reporting

Management of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) of each series individually, as well as the Fund as a whole. The Fund’s internal control system over financial reporting is designed to provide reasonable assurance to the Fund’s management regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Due to inherent limitations, an internal control system over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an evaluation of the effectiveness of the Fund’s and each series' internal control over financial reporting as of March 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded the Fund’s internal control over financial reporting was effective as of March 31, 2020 with respect to each series individually, as well as the Fund as a whole.

	(c)	Changes in Internal Controls

There were no changes in the Fund’s or any Series' internal control over financial reporting that occurred during the year ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series' internal control over financial reporting.

	(d)	Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Fund required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed or furnished as Exhibits 31.a, 31.b, 32.a and 32.b to this Annual Report on Form 10-K, are applicable to each series individually and the Fund as a whole.

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

John P. Manning, age 71, is one of the two original founders of Boston Capital Corporation, which was formed in 1974. From its beginning, Boston Capital’s goal was to focus on providing equity investment capital for the development of apartment properties throughout the country. Under Mr. Manning’s leadership as CEO for the past 44 years, Boston Capital has grown into one of the largest owners/investors in apartment properties in the United States. Through a number of affiliated partnerships, Boston Capital’s present portfolio is comprised of approximately 1,556 properties with an original development cost in excess of $19.6 billion. These properties are located in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. As CEO of Boston Capital, Mr. Manning continues to oversee the company’s business development goals. Capitalizing on its core competencies of tax credit investment underwriting, those business development goals include an expansion of investment capital for market rate real estate investment as well as providing mortgage financing for a limited and exclusive number of property acquisitions. Mr. Manning is a recognized leader in the housing and real estate industries, and has served on the boards of a number of national housing organizations and governmental commissions. In 1997, President Clinton appointed Mr. Manning to the President’s Export Council, a board comprised primarily of Fortune 500 CEOs that advised the President on government policies and programs that affect U.S. trade performance. He was also a Presidential appointee to the President’s Advisory Committee on the Arts. Mr. Manning serves on the boards of numerous organizations and charities including The Alliance for Business Leadership and the American Ireland Fund. Mr. Manning is also a member of the Board of Directors of Liberty Mutual Group, the parent company of Liberty Mutual Insurance Company, and sits on Liberty Mutual’s investment and compensation committees.

Mr. Manning is a graduate of Boston College.

Jeffrey H. Goldstein, age 58, directs Boston Capital’s comprehensive real estate services, which include all aspects of origination, underwriting and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Prior to assuming the role of COO, Mr. Goldstein served as Director of Acquisitions and prior to that served as Director of Asset Management. He also served as the head of the Dispositions and Special Assets Groups. With more than 30 years of experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital’s businesses. Prior to joining Boston Capital in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division.

Mr. Goldstein is active in the Dana Farber Cancer Institute community, serving as a member on its Visiting Committee. Mr. Goldstein holds a BA from the University of Colorado and an MBA from Northeastern University

Kevin P. Costello, age 73, directs the functions of the Boston Capital Institutional Investment business. He has led this operational area since its inception in 1992, which encompasses investment activities for corporate institutional, private proprietary and state CRA funds. All investor services and communications to Boston Capital’s corporate investors fall under his responsibility as well. Mr. Costello has over 25 years of experience in the real estate syndication and investment services industry including previous roles at Boston Capital managing the Affordable Housing Acquisition Team as well as being responsible for the structuring and distribution of conventional and tax credit private placements. Prior to the introduction of the corporate tax credit business, Mr. Costello was responsible for broker dealer due diligence and investor services for the Boston Capital public tax credit funds. He currently serves on the Executive Committee at Boston Capital. Prior to joining Boston Capital in 1987, Mr. Costello held executive positions with real estate syndication and investment services firms. Mr. Costello serves on the Board of Directors of FamilyAid Boston, whose mission is to prevent and end homelessness. He is a graduate of Stonehill College and received an MBA in Finance from the Rutgers Graduate School of Business Administration.

Marc N. Teal, age 56, oversees the operational accounting, including financial and SEC reporting, budgeting, audit and tax for Boston Capital, its affiliated entities and all Boston Capital-sponsored programs. He is also responsible for the additional oversight of internal audit, regulatory and housing compliance and information technology. Mr. Teal manages Boston Capital’s banking and borrowing relationships and directs the treasury management of all working capital reserves. He previously served as Director of Accounting and prior to that served as Vice President of Partnership Accounting. Mr. Teal has more than 27 years of finance and accounting experience. Prior to joining Boston Capital in 1990, Mr. Teal held various positions with Cabot, Cabot & Forbes, a multifaceted real estate company and Liberty Real Estate Corp. He received a BS in Accountancy from Bentley University and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2020 fiscal year:

1.       An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fees charged to operations for the year ended March 31, 2020 was $1,102,092.

2.       The Fund has reimbursed or accrued as a payable to an affiliate of the general partner a total of $659,058 for amounts charged to operations during the year ended March 31, 2020. The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2020, 83,651,080 BACs had been issued. The following Series are known to have an investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 21	6.14%
Series 22	8.69%
Series 23	6.79%
Series 26	8.71%
Series 27	9.34%
Series 28	6.31%
Series 32	5.96%
Series 41	9.76%
Series 42	6.89%
Series 43	7.39%
Series 44	7.37%
Series 45	5.30%
Series 46	7.12%

As of March 31, 2020, 83,651,080 BACs had been issued. The following Series are known to have an investor, Summit Venture, P.O. Box 47638, Phoenix, AZ 85068, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 20	6.49%
Series 25	6.90%

As of March 31, 2020, 83,651,080 BACs had been issued. The following Series are known to have an investor, David Lesser, 199 S Los Robles Ave Suite 200, Pasadena CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

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

The Fund has no officers or directors.  However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period April 1, 1995 through March 31, 2020.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund’s response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accounting Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2020 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$-	$-	$-	$-	$9,700

Audit Related Fees	-	-	-	-	-

Tax Fees	-	-	-	-	4,799

All Other Fees	-	-	-	-	-

Total	$-	$-	$-	$-	$14,499

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$-	$12,379	$8,175	$9,700	$12,104

Audit Related Fees	-	-	-	-	-

Tax Fees	-	5,540	4,058	4,552	5,293

All Other Fees	-	-	-	-	-

Total	$-	$17,919	$12,233	$14,252	$17,397

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$-	$14,800	$11,029	$9,054	$9,504

Audit Related Fees	-	-	-	-	-

Tax Fees	-	5,293	4,799	4,305	4,305

All Other Fees	-	-	-	-	-

Total	$-	$20,093	$15,828	$13,359	$13,809

Item 14.	Principal Accounting Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2020 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$7,725	$8,800	$-	$9,250	$-

Audit Related Fees	-	-	-	-	-

Tax Fees	3,811	4,058	-	4,305	-

All Other Fees	-	-	-	-	-

Total	$11,536	$12,858	$-	$13,555	$-

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$12,125	$13,729	$13,904	$17,853	$10,853

Audit Related Fees	-	-	-	-	-

Tax Fees	5,540	6,775	6,528	7,763	5,540

All Other Fees	-	-	-	-	-

Total	$17,665	$20,504	$20,432	$25,616	$16,393

Fee Type	Ser. 45	Ser. 46
Audit Fees	$21,903	$14,002

Audit Related Fees	-	-

Tax Fees	9,986	6,775

All Other Fees	-	-

Total	$31,889	$20,777

Item 14.	Principal Accounting Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2019 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$9,250	$-	$8,625	$9,703	$10,602

Audit Related Fees	-	-	-	-	-

Tax Fees	3,770	-	3,770	4,250	4,490

All Other Fees	1,480	-	1,055	1,379	837

Total	$14,500	$-	$13,450	$15,332	$15,929

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$-	$15,627	$10,778	$9,528	$11,503

Audit Related Fees	-	-	-	-	-

Tax Fees	-	6,170	4,250	4,250	4,970

All Other Fees	-	1,490	856	1,327	1,447

Total	$-	$23,287	$15,884	$15,105	$17,920

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$12,753	$13,028	$11,053	$10,778	$9,078

Audit Related Fees	-	-	-	-	-

Tax Fees	4,970	5,450	4,970	4,250	4,010

All Other Fees	869	1,351	1,473	808	1,107

Total	$18,592	$19,829	$17,496	$15,836	$14,195

Item 14.	Principal Accounting Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2019 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$9,253	$8,628	$8,803	$9,078	$-

Audit Related Fees	-	-	-	-	-

Tax Fees	4,010	3,770	3,770	4,490	-

All Other Fees	1,092	666	733	783	-

Total	$14,355	$13,064	$13,306	$14,351	$-

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$12,403	$18,053	$16,528	$17,078	$10,428

Audit Related Fees	-	-	-	-	-

Tax Fees	5,690	7,370	6,650	7,610	5,210

All Other Fees	714	894	798	1,082	847

Total	$18,807	$26,317	$23,976	$25,770	$16,485

Fee Type	Ser. 45	Ser. 46
Audit Fees	$20,053	$13,578

Audit Related Fees	-	-

Tax Fees	9,530	6,410

All Other Fees	1,202	931

Total	$30,785	$20,919

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

Boston Capital Tax Credit IV L.P.; filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2020 and 2019

Statements of Operations for the years ended March 31, 2020 and 2019

Statements of Changes in Partners' Capital (Deficit) for the years ended March 31, 2020 and 2019

Statements of Cash Flows for the years ended March 31, 2020 and 2019

Notes to Financial Statements, March 31, 2020 and 2019

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1	Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 3 - Organization Documents.

a.	Certificate of Limited Partnership of Boston Capital Tax Credit Fund IV L.P. (Incorporated by reference from Exhibit 3 to the Fund's Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993) (Filed on paper - hyperlink not required pursuant to Rule 105 of Regulation S-T.)

Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

a.	Agreement of Limited Partnership of Boston Capital Tax Credit Fund IV L.P. (Incorporated by reference from Exhibit 4 to the Fund's Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993) (Filed on paper - hyperlink not required pursuant to Rule 105 of Regulation S-T.)

b.	First Amendment to Agreement of Limited Partnership of Boston Capital Tax Credit Fund IV L.P. (Incorporated by reference from Registrant's current report on Form 10-K as filed with the Securities and Exchange Commission on June 20, 2019).

c.	Second Amendment to Agreement of Limited Partnership of Boston Capital Tax Credit Fund IV L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on January 4, 2017).

d.	Third Amendment to Agreement of Limited Partnership of Boston Capital Tax Credit Fund IV L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on May 8, 2018).

e.	Description of Securities (Incorporated by reference from Exhibit 4(e) from Registrant's current report on Form 10-K as filed with the Securities and Exchange Commission on June 20, 2019).

Exhibit No. 10 - Material contracts.

a.	Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to the Fund's Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993) (Filed on paper - hyperlink not required pursuant to Rule 105 of Regulation S-T.)

Exhibit No. 13 - Financial Statements.

a.	Financial Statement of Boston Capital Tax Credit Fund IV L.P.; Filed herein

Exhibit No. 28 - Additional exhibits.

a.	Agreement of Limited Partnership of New Devonshire West, Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

b.	Agreement of Limited Partnership of Brookhaven Apartments Partnership (Incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange Commission on May 21, 1997.)

c.	Agreement of Limited Partnership of Pecan Manor Apartments Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on February 10, 2000.)

d.	Agreement of Limited Partnership of Wingfield Apartments II L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on November 12, 2002.)

e.	Agreement of Limited Partnership of Rural Housing Partners of Mendota LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on December 30, 2003.)

f.	Agreement of Limited Partnership of Rural Housing Partners of Mt. Carroll LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 23, 2004.)

g.	Agreement of Limited Partnership of Rural Housing Partners of Franklin Grove LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 23, 2004.)

h.	Agreement of Limited Partnership of Rural Housing Partners of Fulton LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 23, 2004.)

i.	Agreement of Limited Partnership of Parkhurst Place (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 23, 2004.)

j.	Agreement of Limited Partnership of Parkside Plaza LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.)

k.	Agreement of Limited Partnership of Lyceum Housing LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.)

l.	Agreement of Limited Partnership of North Forty Aspen Plus Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

m.	Agreement of Limited Partnership of Strawberry Lake Apartments Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

n.	Agreement of Limited Partnership of Elma Gardens of Grays Harbor Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 2, 2004.)

o.	Agreement of Limited Partnership of Kimberly Danbury Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 2, 2004.)

p.	Agreement of Limited Partnership of Portland Ocean East I Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 25, 2005.)

q.	Agreement of Limited Partnership of Clayton Station Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 25, 2005.)

r.	Agreement of Limited Partnership of Dawn Springs Villa Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 7, 2007.)

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

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund IV L.P. Annual Report on Form 10-K for the year ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners' Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, filed herein

Item 16.	Form 10-K Summary Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: June 19, 2020		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 19, 2020	/s/ John P. Manning	Director, President (Principal Executive
	John P. Manning	Officer), C&M Management, Inc.; Director,
President (Principal Executive Officer) BCTC
IV Assignor Corp.

June 19, 2020	/s/ Marc N. Teal
	Marc N. Teal	Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.

