Form 10-Q
period 2020-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2020-08-12
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-31
Condensed Statements of Operations	32-59
Condensed Statements of Changes in Partners' Capital (Deficit)	60-87
Condensed Statements of Cash Flows	88-115
Notes to Condensed Financial Statements	116-150

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	151-177

Item 3. Quantitative and Qualitative Disclosures About Market Risk	178

Item 4. Controls and Procedures	178

PART II OTHER INFORMATION

Item 1. Legal Proceedings	179

Item 1A. Risk Factors	179

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	179

Item 3. Defaults Upon Senior Securities	179

Item 4. Mine Safety Disclosures	179

Item 5. Other Information	179

Item 6. Exhibits	179

Signatures	180

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	6,091,480	6,622,109
Other assets	15,088	15,088

	$6,106,568	$6,637,197

LIABILITIES

Accounts payable and accrued expenses	$9,500	$16,000
Accounts payable affiliates (Note C)	12,775,043	13,107,778
Capital contributions payable	1,039	1,039

	12,785,582	13,124,817

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 82,926,053 outstanding as of June 30, 2020 and March 31, 2020.	(6,232,312)	(6,042,833)
General Partner	(446,702)	(444,787)

	(6,679,014)	(6,487,620)

	$6,106,568	$6,637,197

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,828,200 outstanding as of June 30, 2020 and March 31, 2020.	(754,767)	(754,767)
General Partner	754,767	754,767

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of June 30, 2020 and March 31, 2020.	(898,231)	(898,231)
General Partner	898,231	898,231

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,550,145 outstanding as of June 30, 2020 and March 31, 2020.	(2,448,362)	(2,448,362)
General Partner	2,448,362	2,448,362

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,303,327 outstanding as of June 30, 2020 and March 31, 2020.	(224,264)	(224,264)
General Partner	224,264	224,264

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,150,053 outstanding as of June 30, 2020 and March 31, 2020.	173,404	173,404
General Partner	(173,404)	(173,404)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of June 30, 2020 and March 31, 2020.	219,815	219,815
General Partner	(219,815)	(219,815)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	560,339	576,004
Other assets	-	-

	$560,339	$576,004

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,929,074 outstanding as of June 30, 2020 and March 31, 2020.	873,078	888,586
General Partner	(312,739)	(312,582)

	560,339	576,004

	$560,339	$576,004

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,431,350 outstanding as of June 30, 2020 and March 31, 2020.	133,264	133,264
General Partner	(133,264)	(133,264)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,979,139 outstanding as of June 30, 2020 and March 31, 2020.	275,140	275,140
General Partner	(275,140)	(275,140)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	157,219	157,446
Other assets	-	-

	$157,219	$157,446

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,112,729	3,105,875
Capital contributions payable	785	785

	3,113,514	3,106,660

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,923,225 outstanding as of June 30, 2020 and March 31, 2020.	(2,588,085)	(2,581,075)
General Partner	(368,210)	(368,139)

	(2,956,295)	(2,949,214)

	$157,219	$157,446

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,621,200 outstanding as of June 30, 2020 and March 31, 2020.	(883,119)	(883,119)
General Partner	883,119	883,119

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,375,757 outstanding as of June 30, 2020 and March 31, 2020.	353,529	353,529
General Partner	(353,529)	(353,529)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	182,008	193,203
Other assets	-	-

	$182,008	$193,203

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	98,643	83,511
Capital contributions payable	-	-

	98,643	83,511

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,715,798 outstanding as of June 30, 2020 and March 31, 2020.	488,895	514,959
General Partner	(405,530)	(405,267)

	83,365	109,692

	$182,008	$193,203

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	542,988	561,941
Other assets	-	-

	$542,988	$561,941

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,606,833 outstanding as of June 30, 2020 and March 31, 2020.	763,339	782,102
General Partner	(220,351)	(220,161)

	542,988	561,941

	$542,988	$561,941

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	138,110	148,344
Other assets	-	-

	$138,110	$148,344

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,452,401	2,445,674
Capital contributions payable	-	-

	2,452,401	2,445,674

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,477,719 outstanding as of June 30, 2020 and March 31, 2020.	(1,990,758)	(1,973,967)
General Partner	(323,533)	(323,363)

	(2,314,291)	(2,297,330)

	$138,110	$148,344

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,277,913 outstanding as of June 30, 2020 and March 31, 2020.	223,088	223,088
General Partner	(223,088)	(223,088)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,083,704 outstanding as of June 30, 2020 and March 31, 2020.	148,221	148,221
General Partner	(148,221)	(148,221)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,489,100 outstanding as of June 30, 2020 and March 31, 2020.	205,359	205,359
General Partner	(205,359)	(205,359)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,536,200 outstanding as of June 30, 2020 and March 31, 2020.	188,889	188,889
General Partner	(188,889)	(188,889)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of June 30, 2020 and March 31, 2020.	196,043	196,043
General Partner	(196,043)	(196,043)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,611,356 outstanding as of June 30, 2020 and March 31, 2020.	216,900	216,900
General Partner	(216,900)	(216,900)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	345,984	352,239
Other assets	-	-

	$345,984	$352,239

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,676,350	2,647,829
Capital contributions payable	-	-

	2,676,350	2,647,829

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,867,676 outstanding as of June 30, 2020 and March 31, 2020.	(2,057,894)	(2,023,466)
General Partner	(272,472)	(272,124)

	(2,330,366)	(2,295,590)

	$345,984	$352,239

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,578,793	1,607,893
Other assets	11,300	11,300

	$1,590,093	$1,619,193

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	254	254

	254	254

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,716,362 outstanding as of June 30, 2020 and March 31, 2020.	1,814,878	1,843,687
General Partner	(225,039)	(224,748)

	1,589,839	1,618,939

	$1,590,093	$1,619,193

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,400,455	1,416,291
Other assets	-	-

	$1,400,455	$1,416,291

LIABILITIES

Accounts payable and accrued expenses	$3,000	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	3,000	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,617,987 outstanding as of June 30, 2020 and March 31, 2020.	1,705,001	1,723,649
General Partner	(307,546)	(307,358)

	1,397,455	1,416,291

	$1,400,455	$1,416,291

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	313,412	321,693
Other assets	-	-

	$313,412	$321,693

LIABILITIES

Accounts payable and accrued expenses	$-	$4,000
Accounts payable affiliates (Note C)	392,986	362,671
Capital contributions payable	-	-

	392,986	366,671

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,687,173 outstanding as of June 30, 2020 and March 31, 2020.	158,670	192,920
General Partner	(238,244)	(237,898)

	(79,574)	(44,978)

	$313,412	$321,693

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	355,639	859,371
Other assets	-	-

	$355,639	$859,371

LIABILITIES

Accounts payable and accrued expenses	$-	$12,000
Accounts payable affiliates (Note C)	1,883,063	2,351,836
Capital contributions payable	-	-

	1,883,063	2,363,836

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 3,996,467 outstanding as of June 30, 2020 and March 31, 2020.	(1,158,487)	(1,135,758)
General Partner	(368,937)	(368,707)

	(1,527,424)	(1,504,465)

	$355,639	$859,371

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	516,533	427,684
Other assets	3,788	3,788

	$520,321	$431,472

LIABILITIES

Accounts payable and accrued expenses	$6,500	$-
Accounts payable affiliates (Note C)	2,158,871	2,110,382
Capital contributions payable	-	-

	2,165,371	2,110,382

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,965,635 outstanding as of June 30, 2020 and March 31, 2020.	(1,365,858)	(1,399,379)
General Partner	(279,192)	(279,531)

	(1,645,050)	(1,678,910)

	$520,321	$431,472

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2020	2019

Income
Interest income	$5,520	$69,800
Other income	48,341	107,605

	53,861	177,405

Gain on disposition of Operating Partnerships	87,000	4,884,617

Expenses
Professional fees	63,215	13,567
Fund management fee, net (Note C)	206,599	244,682
General and administrative expenses	62,441	103,473

	332,255	361,722

NET INCOME (LOSS)	$(191,394)	$4,700,300

Net income (loss) allocated to assignees	$(189,479)	$4,653,296

Net income (loss) allocated to general partner	$(1,915)	$47,004

Net income (loss) per BAC	$(.00)	$.06

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 20

	2020	2019

Income
Interest income	$-	$-
Other income	-	-

	-	-

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-

	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 21

	2020	2019

Income
Interest income	$-	$-
Other income	-	-

	-	-

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-

	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 22

	2020	2019

Income
Interest income	$-	$-
Other income	-	-

	-	-

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-

	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 23

	2020	2019

Income
Interest income	$-	$-
Other income	-	-

	-	-

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-

	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 24

	2020	2019

Income
Interest income	$-	$788
Other income	-	1,680

	-	2,468

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	657
Fund management fee, net (Note C)	-	7,943
General and administrative expenses	-	4,782

	-	13,382

NET INCOME (LOSS)	$-	$(10,914)

Net income (loss) allocated to assignees	$-	$(10,805)

Net income (loss) allocated to general partner	$-	$(109)

Net income (loss) per BAC	$-	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 25

	2020	2019

Income
Interest income	$-	$-
Other income	-	-

	-	-

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-

	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 26

	2020	2019

Income
Interest income	$675	$1,124
Other income	-	420

	675	1,544

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	5,417	657
Fund management fee, net (Note C)	4,282	12,938
General and administrative expenses	6,641	6,809

	16,340	20,404

NET INCOME (LOSS)	$(15,665)	$(18,860)

Net income (loss) allocated to assignees	$(15,508)	$(18,671)

Net income (loss) allocated to general partner	$(157)	$(189)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 27

	2020	2019

Income
Interest income	$-	$20,302
Other income	-	-

	-	20,302

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	657
Fund management fee, net (Note C)	-	5,255
General and administrative expenses	-	4,835

	-	10,747

NET INCOME (LOSS)	$-	$9,555

Net income (loss) allocated to assignees	$-	$9,459

Net income (loss) allocated to general partner	$-	$96

Net income (loss) per BAC	$-	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 28

	2020	2019

Income
Interest income	$-	$1,211
Other income	-	446

	-	1,657

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	657
Fund management fee, net (Note C)	-	5,296
General and administrative expenses	-	6,377

	-	12,330

NET INCOME (LOSS)	$-	$(10,673)

Net income (loss) allocated to assignees	$-	$(10,566)

Net income (loss) allocated to general partner	$-	$(107)

Net income (loss) per BAC	$-	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 29

	2020	2019

Income
Interest income	$195	$725
Other income	-	-

	195	725

Gain on disposition of Operating Partnerships	9,500	-

Expenses
Professional fees	4,847	657
Fund management fee, net (Note C)	6,854	7,260
General and administrative expenses	5,075	5,832

	16,776	13,749

NET INCOME (LOSS)	$(7,081)	$(13,024)

Net income (loss) allocated to assignees	$(7,010)	$(12,894)

Net income (loss) allocated to general partner	$(71)	$(130)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 30

	2020	2019

Income
Interest income	$-	$-
Other income	-	-

	-	-

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-

	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 31

	2020	2019

Income
Interest income	$-	$4,004
Other income	-	-

	-	4,004

Gain on disposition of Operating Partnerships	-	587,469

Expenses
Professional fees	-	657
Fund management fee, net (Note C)	-	(59,987)
General and administrative expenses	-	6,751

	-	(52,579)

NET INCOME (LOSS)	$-	$644,052

Net income (loss) allocated to assignees	$-	$637,611

Net income (loss) allocated to general partner	$-	$6,441

Net income (loss) per BAC	$-	$.15

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 32

	2020	2019

Income
Interest income	$250	$922
Other income	-	-

	250	922

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	4,847	1,199
Fund management fee, net (Note C)	15,132	6,794
General and administrative expenses	6,598	6,699

	26,577	14,692

NET INCOME (LOSS)	$(26,327)	$(13,770)

Net income (loss) allocated to assignees	$(26,064)	$(13,632)

Net income (loss) allocated to general partner	$(263)	$(138)

Net income (loss) per BAC	$(.01)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,

(Unaudited)

Series 33

	2020	2019

Income
Interest income	$458	$862
Other income	-	-

	458	862

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	4,467	1,199
Fund management fee, net (Note C)	9,777	(4,102)
General and administrative expenses	5,167	5,190

	19,411	2,287

NET INCOME (LOSS)	$(18,953)	$(1,425)

Net income (loss) allocated to assignees	$(18,763)	$(1,411)

Net income (loss) allocated to general partner	$(190)	$(14)

Net income (loss) per BAC	$(.01)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 34

	2020	2019

Income
Interest income	$237	$633
Other income	-	-

	237	633

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	4,657	657
Fund management fee, net (Note C)	6,727	9,365
General and administrative expenses	5,814	5,252

	17,198	15,274

NET INCOME (LOSS)	$(16,961)	$(14,641)

Net income (loss) allocated to assignees	$(16,791)	$(14,495)

Net income (loss) allocated to general partner	$(170)	$(146)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 35

	2020	2019

Income
Interest income	$-	$12,191
Other income	-	3,782

	-	15,973

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	657
Fund management fee, net (Note C)	-	7,453
General and administrative expenses	-	5,182

	-	13,292

NET INCOME (LOSS)	$-	$2,681

Net income (loss) allocated to assignees	$-	$2,654

Net income (loss) allocated to general partner	$-	$27

Net income (loss) per BAC	$-	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 36

	2020	2019

Income
Interest income	$-	$9,963
Other income	-	-

	-	9,963

Gain on disposition of Operating Partnerships	-	476,325

Expenses
Professional fees	-	657
Fund management fee, net (Note C)	-	5,172
General and administrative expenses	-	4,839

	-	10,668

NET INCOME (LOSS)	$-	$475,620

Net income (loss) allocated to assignees	$-	$470,864

Net income (loss) allocated to general partner	$-	$4,756

Net income (loss) per BAC	$-	$.23

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 37

	2020	2019

Income
Interest income	$-	$-
Other income	-	-

	-	-

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-

	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 38

	2020	2019

Income
Interest income	$-	$3,202
Other income	-	-

	-	3,202

Gain on disposition of Operating Partnerships	-	1,463,974

Expenses
Professional fees	-	657
Fund management fee, net (Note C)	-	16,581
General and administrative expenses	-	4,673

	-	21,911

NET INCOME (LOSS)	$-	$1,445,265

Net income (loss) allocated to assignees	$-	$1,430,812

Net income (loss) allocated to general partner	$-	$14,453

Net income (loss) per BAC	$-	$.56

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 39

	2020	2019

Income
Interest income	$-	$-
Other income	-	-

	-	-

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-

	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 40

	2020	2019

Income
Interest income	$-	$696
Other income	-	-

	-	696

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	657
Fund management fee, net (Note C)	-	13,490
General and administrative expenses	-	4,655

	-	18,802

NET INCOME (LOSS)	$-	$(18,106)

Net income (loss) allocated to assignees	$-	$(17,925)

Net income (loss) allocated to general partner	$-	$(181)

Net income (loss) per BAC	$-	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 41

	2020	2019

Income
Interest income	$381	$805
Other income	2,506	46,062

	2,887	46,867

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	5,987	657
Fund management fee, net (Note C)	26,228	20,581
General and administrative expenses	5,448	5,009

	37,663	26,247

NET INCOME (LOSS)	$(34,776)	$20,620

Net income (loss) allocated to assignees	$(34,428)	$20,414

Net income (loss) allocated to general partner	$(348)	$206

Net income (loss) per BAC	$(.01)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 42

	2020	2019

Income
Interest income	$917	$4,771
Other income	-	4,854

	917	9,625

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	5,607	657
Fund management fee, net (Note C)	19,259	22,286
General and administrative expenses	5,151	4,827

	30,017	27,770

NET INCOME (LOSS)	$(29,100)	$(18,145)

Net income (loss) allocated to assignees	$(28,809)	$(17,964)

Net income (loss) allocated to general partner	$(291)	$(181)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 43

	2020	2019

Income
Interest income	$1,219	$2,088
Other income	874	874

	2,093	2,962

Gain on disposition of Operating Partnerships	9,000	1,060,582

Expenses
Professional fees	6,562	657
Fund management fee, net (Note C)	17,578	26,111
General and administrative expenses	5,789	5,357

	29,929	32,125

NET INCOME (LOSS)	$(18,836)	$1,031,419

Net income (loss) allocated to assignees	$(18,648)	$1,021,105

Net income (loss) allocated to general partner	$(188)	$10,314

Net income (loss) per BAC	$(.01)	$.28

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 44

	2020	2019

Income
Interest income	$421	$584
Other income	-	794

	421	1,378

Gain on disposition of Operating Partnerships	-	1,296,267

Expenses
Professional fees	5,607	657
Fund management fee, net (Note C)	24,095	47,931
General and administrative expenses	5,315	4,846

	35,017	53,434

NET INCOME (LOSS)	$(34,596)	$1,244,211

Net income (loss) allocated to assignees	$(34,250)	$1,231,769

Net income (loss) allocated to general partner	$(346)	$12,442

Net income (loss) per BAC	$(.01)	$.46

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 45

	2020	2019

Income
Interest income	$369	$3,828
Other income	22,990	22,313

	23,359	26,141

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	8,657	657
Fund management fee, net (Note C)	31,504	49,844
General and administrative expenses	6,157	6,424

	46,318	56,925

NET INCOME (LOSS)	$(22,959)	$(30,784)

Net income (loss) allocated to assignees	$(22,729)	$(30,476)

Net income (loss) allocated to general partner	$(230)	$(308)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 46

	2020	2019

Income
Interest income	$398	$1,101
Other income	21,971	26,380

	22,369	27,481

Gain on disposition of Operating Partnerships	68,500	-

Expenses
Professional fees	6,560	657
Fund management fee, net (Note C)	45,163	44,471
General and administrative expenses	5,286	5,134

	57,009	50,262

NET INCOME (LOSS)	$33,860	$(22,781)

Net income (loss) allocated to assignees	$33,521	$(22,553)

Net income (loss) allocated to general partner	$339	$(228)

Net income (loss) per BAC	$.01	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2020	$(6,042,833)	$(444,787)	$(6,487,620)

Net income (loss)	(189,479)	(1,915)	(191,394)

Partners' capital (deficit), June 30, 2020	$(6,232,312)	$(446,702)	$(6,679,014)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2019	$3,656,782	$(587,493)	$3,069,289

Net income (loss)	4,653,296	47,004	4,700,300

Partners' capital (deficit), June 30, 2019	$8,310,078	$(540,489)	$7,769,589

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2020	$(754,767)	$754,767	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	$(754,767)	$754,767	$-

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2019	$(754,767)	$754,767	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	$(754,767)	$754,767	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2020	$(898,231)	$898,231	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	$(898,231)	$898,231	$-

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2019	$(898,231)	$898,231	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	$(898,231)	$898,231	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2020	$(2,448,362)	$2,448,362	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	$(2,448,362)	$2,448,362	$-

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2019	$(2,448,362)	$2,448,362	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	$(2,448,362)	$2,448,362	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2020	$(224,264)	$224,264	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	$(224,264)	$224,264	$-

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2019	$(224,264)	$224,264	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	$(224,264)	$224,264	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2020	$173,404	$(173,404)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	$173,404	$(173,404)	$-

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2019	$577,250	$(175,232)	$402,018

Net income (loss)	(10,805)	(109)	(10,914)

Partners' capital (deficit), June 30, 2019	$566,445	$(175,341)	$391,104

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2020	$219,815	$(219,815)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	$219,815	$(219,815)	$-

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2019	$219,815	$(219,815)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	$219,815	$(219,815)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2020	$888,586	$(312,582)	$576,004

Net income (loss)	(15,508)	(157)	(15,665)

Partners' capital (deficit), June 30, 2020	$873,078	$(312,739)	$560,339

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2019	$867,237	$(312,798)	$554,439

Net income (loss)	(18,671)	(189)	(18,860)

Partners' capital (deficit), June 30, 2019	$848,566	$(312,987)	$535,579

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2020	$133,264	$(133,264)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	$133,264	$(133,264)	$-

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2019	$6,641,679	$(141,445)	$6,500,234

Net income (loss)	9,459	96	9,555

Partners' capital (deficit), June 30, 2019	$6,651,138	$(141,349)	$6,509,789

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2020	$275,140	$(275,140)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	$275,140	$(275,140)	$-

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2019	$965,536	$(274,931)	$690,605

Net income (loss)	(10,566)	(107)	(10,673)

Partners' capital (deficit), June 30, 2019	$954,970	$(275,038)	$679,932

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2020	$(2,581,075)	$(368,139)	$(2,949,214)

Net income (loss)	(7,010)	(71)	(7,081)

Partners' capital (deficit), June 30, 2020	$(2,588,085)	$(368,210)	$(2,956,295)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2019	$(2,513,222)	$(367,454)	$(2,880,676)

Net income (loss)	(12,894)	(130)	(13,024)

Partners' capital (deficit), June 30, 2019	$(2,526,116)	$(367,584)	$(2,893,700)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2020	$(883,119)	$883,119	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	$(883,119)	$883,119	$-

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2019	$(883,119)	$883,119	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	$(883,119)	$883,119	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2020	$353,529	$(353,529)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	$353,529	$(353,529)	$-

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2019	$2,313,293	$(359,723)	$1,953,570

Net income (loss)	637,611	6,441	644,052

Partners' capital (deficit), June 30, 2019	$2,950,904	$(353,282)	$2,597,622

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2020	$514,959	$(405,267)	$109,692

Net income (loss)	(26,064)	(263)	(26,327)

Partners' capital (deficit), June 30, 2020	$488,895	$(405,530)	$83,365

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2019	$458,311	$(405,839)	$52,472

Net income (loss)	(13,632)	(138)	(13,770)

Partners' capital (deficit), June 30, 2019	$444,679	$(405,977)	$38,702

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2020	$782,102	$(220,161)	$561,941

Net income (loss)	(18,763)	(190)	(18,953)

Partners' capital (deficit), June 30, 2020	$763,339	$(220,351)	$542,988

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2019	$(628,268)	$(234,407)	$(862,675)

Net income (loss)	(1,411)	(14)	(1,425)

Partners' capital (deficit), June 30, 2019	$(629,679)	$(234,421)	$(864,100)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2020	$(1,973,967)	$(323,363)	$(2,297,330)

Net income (loss)	(16,791)	(170)	(16,961)

Partners' capital (deficit), June 30, 2020	$(1,990,758)	$(323,533)	$(2,314,291)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2019	$(2,186,040)	$(325,505)	$(2,511,545)

Net income (loss)	(14,495)	(146)	(14,641)

Partners' capital (deficit), June 30, 2019	$(2,200,535)	$(325,651)	$(2,526,186)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2020	$223,088	$(223,088)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	$223,088	$(223,088)	$-

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2019	$4,633,841	$(238,067)	$4,395,774

Net income (loss)	2,654	27	2,681

Partners' capital (deficit), June 30, 2019	$4,636,495	$(238,040)	$4,398,455

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2020	$148,221	$(148,221)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	$148,221	$(148,221)	$-

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2019	$2,670,150	$(153,497)	$2,516,653

Net income (loss)	470,864	4,756	475,620

Partners' capital (deficit), June 30, 2019	$3,141,014	$(148,741)	$2,992,273

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2020	$205,359	$(205,359)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	$205,359	$(205,359)	$-

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2019	$205,359	$(205,359)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	$205,359	$(205,359)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2020	$188,889	$(188,889)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	$188,889	$(188,889)	$-

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2019	$1,702,399	$(203,293)	$1,499,106

Net income (loss)	1,430,812	14,453	1,445,265

Partners' capital (deficit), June 30, 2019	$3,133,211	$(188,840)	$2,944,371

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2020	$196,043	$(196,043)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	$196,043	$(196,043)	$-

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2019	$196,043	$(196,043)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2019	$196,043	$(196,043)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2020	$216,900	$(216,900)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	$216,900	$(216,900)	$-

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2019	$(1,795,123)	$(245,348)	$(2,040,471)

Net income (loss)	(17,925)	(181)	(18,106)

Partners' capital (deficit), June 30, 2019	$(1,813,048)	$(245,529)	$(2,058,577)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2020	$(2,023,466)	$(272,124)	$(2,295,590)

Net income (loss)	(34,428)	(348)	(34,776)

Partners' capital (deficit), June 30, 2020	$(2,057,894)	$(272,472)	$(2,330,366)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2019	$(1,995,553)	$(271,842)	$(2,267,395)

Net income (loss)	20,414	206	20,620

Partners' capital (deficit), June 30, 2019	$(1,975,139)	$(271,636)	$(2,246,775)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2020	$1,843,687	$(224,748)	$1,618,939

Net income (loss)	(28,809)	(291)	(29,100)

Partners' capital (deficit), June 30, 2020	$1,814,878	$(225,039)	$1,589,839

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2019	$1,539,351	$(227,822)	$1,311,529

Net income (loss)	(17,964)	(181)	(18,145)

Partners' capital (deficit), June 30, 2019	$1,521,387	$(228,003)	$1,293,384

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2020	$1,723,649	$(307,358)	$1,416,291

Net income (loss)	(18,648)	(188)	(18,836)

Partners' capital (deficit), June 30, 2020	$1,705,001	$(307,546)	$1,397,455

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2019	$565,339	$(319,058)	$246,281

Net income (loss)	1,021,105	10,314	1,031,419

Partners' capital (deficit), June 30, 2019	$1,586,444	$(308,744)	$1,277,700

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2020	$192,920	$(237,898)	$(44,978)

Net income (loss)	(34,250)	(346)	(34,596)

Partners' capital (deficit), June 30, 2020	$158,670	$(2238,244)	$(79,574)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2019	$(2,696,719)	$(267,086)	$(2,963,805)

Net income (loss)	1,231,769	12,442	1,244,211

Partners' capital (deficit), June 30, 2019	$(1,464,950)	$(254,644)	$(1,719,594)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2020	$(1,135,758)	$(368,707)	$(1,504,465)

Net income (loss)	(22,729)	(230)	(22,959)

Partners' capital (deficit), June 30, 2020	$(1,158,487)	$(368,937)	$(1,527,424)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2019	$(1,577,434)	$(373,168)	$(1,950,602)

Net income (loss)	(30,476)	(308)	(30,784)

Partners' capital (deficit), June 30, 2019	$(1,607,910)	$(373,476)	$(1,981,386)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2020	$(1,399,379)	$(279,531)	$(1,678,910)

Net income (loss)	33,521	339	33,860

Partners' capital (deficit), June 30, 2020	$(1,365,858)	$(279,192)	$(1,645,050)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2019	$(1,297,719)	$(278,504)	$(1,576,223)

Net income (loss)	(22,553)	(228)	(22,781)

Partners' capital (deficit), June 30, 2019	$(1,320,272)	$(278,732)	$(1,599,004)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2019	2018

Cash flows from operating activities:

Net income (loss)	$(191,394)	$4,700,300
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(87,000)	(4,884,617)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,500)	23,600
(Decrease) Increase in accounts payable affiliates	(332,735)	69,806

Net cash provided by (used in) operating activities	(617,629)	(90,911)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	87,000	4,884,617

Net cash provided by investing activities	87,000	4,884,617

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(530,629)	4,793,706

Cash and cash equivalents, beginning	6,622,109	22,926,529

Cash and cash equivalents, ending	$6,091,480	$27,720,235

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$25,000

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 20

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 21

	2020	2019

Cash flows from operating activities:
Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 22

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 23

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 24

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$(10,914)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	(10,914)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(10,914)

Cash and cash equivalents, beginning	-	402,018

Cash and cash equivalents, ending	$-	$391,104

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 25

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 26

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(15,665)	$(18,860)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	(15,665)	(18,860)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,665)	(18,860)

Cash and cash equivalents, beginning	576,004	554,439

Cash and cash equivalents, ending	$560,339	$535,579

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 27

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$9,555
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	9,555

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	9,555

Cash and cash equivalents, beginning	-	6,500,234

Cash and cash equivalents, ending	$-	$6,509,789

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 28

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$(10,673)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	(10,673)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(10,673)

Cash and cash equivalents, beginning	-	690,605

Cash and cash equivalents, ending	$-	$679,932

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 29

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(7,081)	$(13,024)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(9,500)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	6,854	7,260

Net cash provided by (used in) operating activities	(9,727)	(5,764)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	9,500	-

Net cash provided by investing activities	9,500	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(227)	(5,764)

Cash and cash equivalents, beginning	157,446	196,944

Cash and cash equivalents, ending	$157,219	$191,180

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 30

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 31

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$644,052
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	(587,469)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	8,000
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	64,583

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	587,469

Net cash provided by investing activities	-	587,469

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	652,052

Cash and cash equivalents, beginning	-	1,953,570

Cash and cash equivalents, ending	$-	$2,605,622

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$25,000

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 32

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(26,327)	$(13,770)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	15,132	19,794

Net cash provided by (used in) operating activities	(11,195)	6,024

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,195)	6,024

Cash and cash equivalents, beginning	193,203	272,226

Cash and cash equivalents, ending	$182,008	$278,250

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 33

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(18,953)	$(1,425)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	13,318

Net cash provided by (used in) operating activities	(18,953)	11,893

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,953)	11,893

Cash and cash equivalents, beginning	561,941	236,612

Cash and cash equivalents, ending	$542,988	$248,505

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 34

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(16,961)	$(14,641)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	6,727	12,365

Net cash provided by (used in) operating activities	(10,234)	(2,276)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,234)	(2,276)

Cash and cash equivalents, beginning	148,344	178,285

Cash and cash equivalents, ending	$138,110	$176,009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 35

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$2,681
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	2,681

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	2,681

Cash and cash equivalents, beginning	-	4,395,774

Cash and cash equivalents, ending	$-	$4,398,455

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 36

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$475,620
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	(476,325)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	100
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	(605)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	476,325

Net cash provided by investing activities	-	476,325

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	475,720

Cash and cash equivalents, beginning	-	2,541,359

Cash and cash equivalents, ending	$-	$3,017,079

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 37

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 38

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$1,445,265
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	(1,463,974)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	14,000
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	(4,709)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	1,463,974

Net cash provided by investing activities	-	1,463,974

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	1,459,265

Cash and cash equivalents, beginning	-	1,499,106

Cash and cash equivalents, ending	$-	$2,958,371

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 39

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	-

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 40

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$(18,106)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(9,500)
(Decrease) Increase in accounts payable affiliates	-	20,870

Net cash provided by (used in) operating activities	-	(6,736)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

		-
Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(6,736)

Cash and cash equivalents, beginning	-	193,344

Cash and cash equivalents, ending	$-	$186,608

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 41

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(34,776)	$20,620
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	28,521	34,077

Net cash provided by (used in) operating activities	(6,255)	54,697

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,255)	54,697

Cash and cash equivalents, beginning	352,239	246,214

Cash and cash equivalents, ending	$345,984	$300,911

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 42

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(29,100)	$(18,145)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	(29,100)	(18,145)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,100)	(18,145)

Cash and cash equivalents, beginning	1,607,893	1,300,483

Cash and cash equivalents, ending	$1,578,793	$1,282,338

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 43

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(18,836)	$1,031,419
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(9,000)	(1,060,582)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,000	4,950
(Decrease) Increase in accounts payable affiliates	-	31,111

Net cash provided by (used in) operating activities	(24,836)	6,898

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	9,000	1,060,582

Net cash provided by investing activities	9,000	1,060,582

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,836)	1,067,480

Cash and cash equivalents, beginning	1,416,291	414,540

Cash and cash equivalents, ending	$1,400,455	$1,482,020

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 44

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(34,596)	$1,244,211
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	(1,296,267)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(4,000)	6,050
(Decrease) Increase in accounts payable affiliates	30,315	(180,932)

Net cash provided by (used in) operating activities	(8,281)	(226,938)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	1,296,267

Net cash provided by investing activities	-	1,296,267

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,281)	1,069,329

Cash and cash equivalents, beginning	321,693	113,020

Cash and cash equivalents, ending	$313,412	$1,182,349

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 45

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(22,959)	$(30,784)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(12,000)	-
(Decrease) Increase in accounts payable affiliates	(468,773)	59,644

Net cash provided by (used in) operating activities	(503,732)	28,860

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(503,732)	28,860

Cash and cash equivalents, beginning	859,371	916,581

Cash and cash equivalents, ending	$355,639	$945,441

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 46

	2020	2019

Cash flows from operating activities:

Net income (loss)	$33,860	$(22,781)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(68,500)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	6,500	-
(Decrease) Increase in accounts payable affiliates	48,489	52,299

Net cash provided by (used in) operating activities	20,349	29,518

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	68,500	-

Net cash provided by investing activities	68,500	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	88,849	29,518

Cash and cash equivalents, beginning	427,684	321,175

Cash and cash equivalents, ending	$516,533	$350,693

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2020
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
June 30, 2020
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2020 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2020
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2020 and 2019, are as follows:

	2020	2019
Series 20	$ -	$ -
Series 21	-	-
Series 22	-	-
Series 23	-	-
Series 24	-	10,299
Series 25	-	-
Series 26	4,282	13,938
Series 27	-	7,635
Series 28	-	7,296
Series 29	6,854	7,260
Series 30	-	-
Series 31	-	4,308
Series 32	15,132	19,794
Series 33	9,777	13,318
Series 34	6,727	12,365
Series 35	-	10,653
Series 36	-	5,172
Series 37	-	-
Series 38	-	16,581
Series 39	-	-
Series 40	-	20,870
Series 41	28,521	34,077
Series 42	19,259	23,790
Series 43	21,348	31,111
Series 44	30,315	54,702
Series 45	38,900	59,644
Series 46	48,489	52,299
	$229,604	$405,112

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2020
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the three months ended June 30, 2020 and 2019 are as follows:
	2020	2019
Series 24	$ -	$ 10,299
Series 26	4,282	13,938
Series 27	-	7,635
Series 28	-	7,296
Series 31	-	4,308
Series 33	9,777	-
Series 35	-	10,653
Series 36	-	5,172
Series 38	-	16,581
Series 42	19,259	23,790
Series 43	21,348	-
Series 45	507,673	-
	$ 562,339	$ 99,672

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2020
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2020 and 2019, the Fund has limited partnership interests in 65 and 121 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2020 and 2019 are as follows:
	2020	2019
Series 20	-	-
Series 21	-	-
Series 22	-	-
Series 23	-	-
Series 24	-	4
Series 25	-	-
Series 26	3	8
Series 27	-	3
Series 28	-	4
Series 29	4	5
Series 30	-	-
Series 31	-	-
Series 32	3	5
Series 33	2	3
Series 34	2	4
Series 35	-	2
Series 36	-	1
Series 37	-	-
Series 38	-	1
Series 39	-	-
Series 40	-	7
Series 41	8	11
Series 42	6	9
Series 43	10	12
Series 44	3	6
Series 45	13	22
Series 46	11	14
	65	121

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2020 and 2019, are as follows:
	2020	2019
Series 29	$ 785	$ 785
Series 32	-	1,229
Series 40	-	102
Series 42	254	254
Series 45	-	16,724
	$ 1,039	$19,094

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the three months ended June 30, 2020 the Fund disposed of three Operating Partnerships. A summary of the dispositions by Series for June 30, 2020 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition	Gain on Disposition

Series 29	1	-	$9,500	$9,500
Series 43	1	-	9,000	9,000
Series 46	1	-	68,500	68,500
Total	3	-	$87,000	$87,000

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2020.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)
	2020	2019

Revenues
Rental	$ 6,174,994	$ 9,231,700
Interest and other	141,707	237,336
	6,316,701	9,469,036

Expenses
Interest	1,056,994	1,459,326
Depreciation and amortization	1,393,692	2,269,401
Operating expenses	4,321,460	6,755,756
	6,772,146	10,484,483

NET INCOME (LOSS)	$ (455,445)	$ (1,015,447)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (450,891)	$ (1,005,291)

Net income (loss) allocated to other Partners	$ (4,554)	$ (10,156)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 20

	2020	2019
Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$ -	$ -

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ -

Net income (loss) allocated to other Partners	$ -	$ -

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 21

	2020	2019
Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$ -	$ -

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ -

Net income (loss) allocated to other Partners	$ -	$ -

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 22
	2020	2019
Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$ -	$ -

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ -

Net income (loss) allocated to other Partners	$ -	$ -

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 23
	2020	2019
Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$ -	$ -

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ -

Net income (loss) allocated to other Partners	$ -	$ -

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 24
	2020	2019
Revenues
Rental	$ -	$ 211,158
Interest and other	-	9,766
	-	220,924

Expenses
Interest	-	18,234
Depreciation and amortization	-	59,451
Operating expenses	-	177,353
	-	255,038

NET INCOME (LOSS)	$ -	$ (34,114)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (33,773)

Net income (loss) allocated to other Partners	$ -	$ (341)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 25
	2020	2019
Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$ -	$ -

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ -

Net income (loss) allocated to other Partners	$ -	$ -

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 26
	2020	2019
Revenues
Rental	$ 108,570	$ 302,606
Interest and other	1,225	4,753
	109,795	307,359

Expenses
Interest	13,666	53,441
Depreciation and amortization	27,578	78,644
Operating expenses	111,496	284,598
	152,740	416,683

NET INCOME (LOSS)	$ (42,945)	$ (109,324)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (42,516)	$ (108,231)

Net income (loss) allocated to other Partners	$ (429)	$ (1,093)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 27
	2020	2019
Revenues
Rental	$ -	$ 165,830
Interest and other	-	2,311
	-	168,141

Expenses
Interest	-	7,779
Depreciation and amortization	-	44,584
Operating expenses	-	142,630
	-	194,993

NET INCOME (LOSS)	$ -	$ (26,852)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (26,583)

Net income (loss) allocated to other Partners	$ -	$ (269)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 28
	2020	2019
Revenues
Rental	$ -	$ 209,625
Interest and other	-	6,436
	-	216,061

Expenses
Interest	-	31,289
Depreciation and amortization	-	45,523
Operating expenses	-	167,651
	-	244,463

NET INCOME (LOSS)	$ -	$ (28,402)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (28,118)

Net income (loss) allocated to other Partners	$ -	$ (284)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 29

	2020	2019
Revenues
Rental	$ 208,972	$ 232,114
Interest and other	6,445	21,992
	215,417	254,106

Expenses
Interest	33,626	39,826
Depreciation and amortization	37,182	46,163
Operating expenses	184,989	210,830
	255,797	296,819

NET INCOME (LOSS)	$ (40,380)	$ (42,713)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (39,976)	$ (42,286)

Net income (loss) allocated to other Partners	$ (404)	$ (427)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 30
	2020	2019
Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$ -	$ -

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ -

Net income (loss) allocated to other Partners	$ -	$ -

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 31
	2020	2019
Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$ -	$ -

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ -

Net income (loss) allocated to other Partners	$ -	$ -

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 32
	2020	2019
Revenues
Rental	$ 292,621	$ 380,931
Interest and other	4,873	6,850
	297,494	387,781

Expenses
Interest	44,187	62,686
Depreciation and amortization	87,094	109,523
Operating expenses	250,700	306,902
	381,981	479,111

NET INCOME (LOSS)	$ (84,487)	$ (91,330)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (83,642)	$ (90,417)

Net income (loss) allocated to other Partners	$ (845)	$ (913)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 33
	2020	2019
Revenues
Rental	$ 224,455	$ 322,135
Interest and other	7,915	10,404
	232,370	332,539

Expenses
Interest	37,328	46,610
Depreciation and amortization	48,034	70,198
Operating expenses	172,781	217,428
	258,143	334,236

NET INCOME (LOSS)	$ (25,773)	$ (1,697)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (25,515)	$ (1,680)

Net income (loss) allocated to other Partners	$ (258)	$ (17)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 34
	2020	2019
Revenues
Rental	$ 163,362	$ 246,003
Interest and other	5,670	16,394
	169,032	262,397

Expenses
Interest	24,983	30,082
Depreciation and amortization	38,249	68,466
Operating expenses	140,447	213,930
	203,679	312,478

NET INCOME (LOSS)	$ (34,647)	$ (50,081)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (34,301)	$ (49,580)

Net income (loss) allocated to other Partners	$ (346)	$ (501)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 35
	2020	2019
Revenues
Rental	$ -	$ 271,017
Interest and other	-	4,005
	-	275,022

Expenses
Interest	-	42,885
Depreciation and amortization	-	81,433
Operating expenses	-	151,786
	-	276,104

NET INCOME (LOSS)	$ -	$ (1,082)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (1,071)

Net income (loss) allocated to other Partners	$ -	$ (11)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 36
	2020	2019
Revenues
Rental	$ -	$ 44,387
Interest and other	-	405
	-	44,792

Expenses
Interest	-	10,598
Depreciation and amortization	-	13,681
Operating expenses	-	42,974
	-	67,253

NET INCOME (LOSS)	$ -	$ (22,461)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (22,236)

Net income (loss) allocated to other Partners	$ -	$ (225)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 37

	2020	2019
Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$ -	$ -

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ -

Net income (loss) allocated to other Partners	$ -	$ -

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 38
	2019	2018
Revenues
Rental	$ -	$ 57,606
Interest and other	-	444
	-	58,050

Expenses
Interest	-	6,584
Depreciation and amortization	-	13,817
Operating expenses	-	49,515
	-	69,916

NET INCOME (LOSS)	$ -	$ (11,866)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (11,747)

Net income (loss) allocated to other Partners	$ -	$ (119)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 39
	2020	2019
Revenues
Rental	$ -	$ -
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$ -	$ -

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ -

Net income (loss) allocated to other Partners	$ -	$ -

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 40
	2020	2019
Revenues
Rental	$ -	$ 441,912
Interest and other	-	8,469
	-	450,381

Expenses
Interest	-	72,357
Depreciation and amortization	-	112,261
Operating expenses	-	324,446
	-	509,064

NET INCOME (LOSS)	$ -	$ (58,683)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (58,096)

Net income (loss) allocated to other Partners	$ -	$ (587)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 41

	2020	2019
Revenues
Rental	$ 804,868	$ 890,023
Interest and other	20,306	15,975
	825,174	905,998

Expenses
Interest	142,009	141,672
Depreciation and amortization	153,428	184,231
Operating expenses	536,406	647,197
	831,843	973,100

NET INCOME (LOSS)	$ (6,669)	$ (67,102)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (6,602)	$ (66,431)

Net income (loss) allocated to other Partners	$ (67)	$ (671)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 42
	2020	2019
Revenues
Rental	$ 482,450	$ 565,584
Interest and other	22,177	21,476
	504,627	587,060

Expenses
Interest	93,920	108,697
Depreciation and amortization	122,288	161,791
Operating expenses	390,678	425,984
	606,886	696,472

NET INCOME (LOSS)	$ (102,259)	$ (109,412)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (101,236)	$ (108,318)

Net income (loss) allocated to other Partners	$ (1,023)	$ (1,094)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 43
	2020	2019
Revenues
Rental	$ 625,563	$ 709,186
Interest and other	16,770	22,890
	642,333	732,076

Expenses
Interest	51,066	58,995
Depreciation and amortization	169,541	209,208
Operating expenses	510,237	571,390
	730,844	839,593

NET INCOME (LOSS)	$ (88,511)	$ (107,517)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (87,626)	$ (106,442)

Net income (loss) allocated to other Partners	$ (885)	$ (1,075)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 44
	2020	2019
Revenues
Rental	$ 908,953	$ 1,292,523
Interest and other	10,255	27,348
	919,208	1,319,871

Expenses
Interest	217,657	285,199
Depreciation and amortization	169,809	273,415
Operating expenses	393,371	776,122
	780,837	1,334,736

NET INCOME (LOSS)	$ 138,371	$ (14,865)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ 136,987	$ (14,716)

Net income (loss) allocated to other Partners	$ 1,384	$ (149)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 45
	2020	2019
Revenues
Rental	$ 1,154,815	$ 1,645,266
Interest and other	19,363	38,435
	1,174,178	1,683,701

Expenses
Interest	165,201	202,174
Depreciation and amortization	277,464	413,271
Operating expenses	880,025	1,280,338
	1,322,690	1,895,783

NET INCOME (LOSS)	$ (148,512)	$ (212,082)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (147,027)	$ (209,961)

Net income (loss) allocated to other Partners	$ (1,485)	$ (2,121)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 46
	2020	2019
Revenues
Rental	$ 1,200,365	$ 1,243,794
Interest and other	26,708	18,983
	1,227,073	1,262,777

Expenses
Interest	233,351	240,218
Depreciation and amortization	263,025	283,741
Operating expenses	750,330	764,682
	1,246,706	1,288,641

NET INCOME (LOSS)	$ (19,633)	$ (25,864)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (19,437)	$ (25,605)

Net income (loss) allocated to other Partners	$ (196)	$ (259)

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
June 30, 2020

(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2016 remain open.

NOTE G - CONTINGENCY

The spread of a novel strain of coronavirus (COVID-19) has caused significant business disruptions in the United States beginning February 2020.  The economic impact of the business disruptions caused by COVID-19 is uncertain. The extent of any effects these disruptions may have on the operations and financial performance of the Partnership will depend on future developments, including possible impacts on the operations of the underlying real estate of its investments, which cannot be determined.

NOTE H - SUBSEQUENT EVENTS

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2020 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2020 were $229,604 and total fund management fees accrued as of June 30, 2020 were $12,775,043. During the three months ended June 30, 2020, $562,339 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of June 30, 2020.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended June 30, 2020, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in all 14 of the Operating Partnerships.

Prior to the quarter ended June 30, 2020, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in all 29 of the Operating Partnerships.

Prior to the quarter ended June 30, 2020, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended June 30, 2020, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended June 30, 2020, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended June 30, 2020, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 42 of the Operating Partnerships and 3 remain.

Prior to the quarter ended June 30, 2020, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended June 30, 2020, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30, 1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in all 26 of the Operating Partnerships.

Prior to the quarter ended June 30, 2020, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 18 of the Operating Partnerships and 4 remain.

During the quarter ended June 30, 2020, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 1 Operating Partnership in the amount of $785 as of June 30, 2020. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since sold its interest in all 20 of the Operating Partnerships.

Prior to the quarter ended June 30, 2020, Series 30 had released all payments of its capital contributions to the Operating Partnerships.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since sold its interest in all 27 of the Operating Partnerships.

Prior to the quarter ended June 30, 2020, Series 31 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2020, Series 32 had released all payments of its capital contributions to the Operating Partnerships.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 8 of the Operating Partnerships and 2 remain.

Prior to the quarter ended June 30, 2020, Series 33 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2020, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended June 30, 2020, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended June 30, 2020, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in all 7 of the Operating Partnerships.

Prior to the quarter Ended June 30, 2020, Series 37 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2020, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2020, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2020, Series 40 had released all payments of its capital contributions to the Operating Partnerships.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. Series 41 has since sold its interest in 15 of the Operating Partnerships and 8 remain. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2020, Series 41 had released all payments of its capital contributions to the Operating Partnerships.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 17 of the Operating Partnerships and 6 remain.

During the quarter ended June 30, 2020, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 1 Operating Partnership in the amount of $254 as of June 30, 2020. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in June 30, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. Series 43 has since sold its interest in 13 of the Operating Partnerships and 10 remain. The Fund also committed and used $805,160 of Series 43 net offering proceeds to acquire membership interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. In addition, the Fund committed and used $268,451 of Series 43 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2020, Series 43 had released all payments of its capital contributions to the Operating Partnerships.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BACs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $20,248,519. Series 44 has since sold its interest in 7 of the Operating Partnerships and 3 remain. In addition, the Fund committed and used $164,164 of Series 44 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2020, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. Series 45 has since sold its interest in 18 of the Operating Partnerships and 13 remain. In addition, the Fund committed and used $302,862 of Series 45 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2020, Series 45 had released all payments of its capital contributions to the Operating Partnerships.

Series 46

The Fund commenced offering BACs in Series 46 on September 23, 2003. Offers and sales of BACs in Series 46 were completed on December 19, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $22,495,082. Series 46 has since sold its interest in 4 of the Operating Partnerships and 11 remain. In addition, the Fund committed and used $228,691 of Series 46 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2020, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of June 30, 2020 and 2019, the Fund held limited partnership interests in 65 and 121 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2020, are as follows:

	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ -	$ -	$ -
Series 21	-	-	-
Series 22	-	-	-
Series 23	-	-	-
Series 24	-	-	-
Series 25	-	-	-
Series 26	4,282	-	4,282
Series 27	-	-	-
Series 28	-	-	-
Series 29	6,854	-	6,854
Series 30	-	-	-
Series 31	-	-	-
Series 32	15,132	-	15,132
Series 33	9,777	-	9,777
Series 34	6,727	-	6,727
Series 35	-	-	-
Series 36	-	-	-
Series 37	-	-	-
Series 38	-	-	-
Series 39	-	-	-
Series 40	-	-	-
Series 41	28,521	2,293	26,228
Series 42	19,259	-	19,259
Series 43	21,348	3,770	17,578
Series 44	30,315	6,220	24,095
Series 45	38,900	7,396	31,504
Series 46	48,489	3,326	45,163
	$229,604	$23,005	$206,599

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

The series did not have any properties as of June 30, 2020 and 2019.

Series 21

The series did not have any properties as of June 30, 2020 and 2019.

Series 22

The series did not have any properties as of June 30, 2020 and 2019.

Series 23

The series did not have any properties as of June 30, 2020 and 2019.

Series 24

As of June 30, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2020.

For the three month periods ended June 30, 2020 and 2019, Series 24 reflects a net loss from Operating Partnerships of $- and $(34,114), respectively, which includes depreciation and amortization of $- and $59,451, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 25

The series did not have any properties as of June 30, 2020 and 2019.

Series 26

As of June 30, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at June 30, 2020, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2020 and 2019, Series 26 reflects a net loss from Operating Partnerships of $(42,945) and $(109,324), respectively, which includes depreciation and amortization of $27,578 and $78,644, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Brookhaven Apartments Partnership, A Louisiana Partners

Series 27

As of June 30, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2020.

For the three month periods ended June 30, 2020 and 2019, Series 27 reflects a net loss from Operating Partnerships of $- and $(26,852), respectively, which includes depreciation and amortization of $- and $44,584, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 28

As of June 30, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2020.

For the three month periods ended June 30, 2020 and 2019, Series 28 reflects a net loss from Operating Partnerships of $- and $(28,402), respectively, which includes depreciation and amortization of $- and $45,523, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 29

As of June 30, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at June 30, 2020, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2020 and 2019, Series 29 reflects a net loss from Operating Partnerships of $(40,380) and $(42,713), respectively, which includes depreciation and amortization of $37,182 and $46,163, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In April 2020, the investment general partner transferred its interest in Poplarville Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $356,220 and cash proceeds to the investment partnership of $12,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $9,500 were returned to cash reserves held by Series 29. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $9,500 as of June 30, 2020.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Westfield Apartments Partnership, A Louisiana Partnership

The Lincoln Hotel

Ozark Associates, L.P.

Series 30

The series did not have any properties as of June 30, 2020 and 2019.

Series 31

The series did not have any properties as of June 30, 2020 and 2019.

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

Series 32

As of June 30, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at June 30, 2020, all of which were at 100% Qualified Occupancy

For the three month periods ended June 30, 2020 and 2019, Series 32 reflects a net loss from Operating Partnerships of $(84,487) and $(91,330), respectively, which includes depreciation and amortization of $87,094 and $109,523, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Pecan Manor Apartments Partnership, A Louisiana Partnership in Commendam

Parkside Plaza, LLP

Series 33

As of June 30, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at June 30, 2020, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2020 and 2019, Series 33 reflects a net loss from Operating Partnerships of $(25,773) and $(1,697), respectively, which includes depreciation and amortization of $48,034 and $70,198, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 34

As of June 30, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at June 30, 2020, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2020 and 2019, Series 34 reflects a net loss from Operating Partnerships of $(34,647) and $(50,081), respectively, which includes depreciation and amortization of $38,249 and $68,466, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

RHP 96-I, L.P.

Series 35

As of June 30, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2020.

For the three month periods ended June 30, 2020 and 2019, Series 35 reflects a net loss from Operating Partnerships of $- and $(1,082), respectively, which includes depreciation and amortization of $- and $81,433, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 36

As of June 30, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2020.

For the three month periods ended June 30, 2020 and 2019, Series 36 reflects a net loss from Operating Partnerships of $- and $(22,461), respectively, which includes depreciation and amortization of $- and $13,681, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 37

The series did not have any properties as of June 30, 2020 and 2019.

Series 38

As of June 30, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2020.

For the three month periods ended June 30, 2020 and 2019, Series 38 reflects a net loss from Operating Partnerships of $- and $(11,866), respectively, which includes depreciation and amortization of $- and $13,817, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 39

The series did not have any properties as of June 30, 2020 and 2019.

Series 40

As of June 30, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2020.

For the three month periods ended June 30, 2020 and 2019, Series 40 reflects a net loss from Operating Partnerships of $- and $(58,683), respectively, which includes depreciation and amortization of $- and $112,261, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 41

As of June 30, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at June 30, 2020, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2020 and 2019, Series 41 reflects a net loss from Operating Partnerships of $(6,669) and $(67,102), respectively, which includes depreciation and amortization of $153,428 and $184,231, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Rural Housing Partners of Mendota L.P.

Rural Housing Partners of Mt. Carroll, LP

Rural Housing Partners of Fulton L.P.

Series 42

As of June 30, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at June 30, 2020, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2020 and 2019, Series 42 reflects a net loss from Operating Partnerships of $(102,259) and $(109,412), respectively, which includes depreciation and amortization of $122,288 and $161,791, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Wingfield Apartments Partnership II, LP

Parkhurst Place Limited Partnership

Series 43

As of June 30, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2020, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2020 and 2019, Series 43 reflects a net loss from Operating Partnerships of $(88,511) and $(107,517), respectively, which includes depreciation and amortization of $169,541 and $209,208, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In June 2020, the investment general partner transferred its interest in Pyramid Seven Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,200,885 and cash proceeds to the investment partnership of $12,000. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $9,000 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $9,000 as of June 30, 2020.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Parkside Plaza, LLP

Series 44

As of June 30, 2020 and 2019, the average Qualified Occupancy was 100%. The series had a total of 3 properties at June 30, 2020, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2020 and 2019, Series 44 reflects a net income (loss) from Operating Partnerships of $138,371 and $(14,865), respectively, which includes depreciation and amortization of $169,809 and $273,415, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 45

As of June 30, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at June 30, 2020, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2020 and 2019, Series 45 reflects a net loss from Operating Partnerships of $(148,512) and $(212,082), respectively, which includes depreciation and amortization of $277,464 and $413,271, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

University Plaza Investment Group, LLLP

Series 46

As of June 30, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2020, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2020 and 2019, Series 46 reflects a net loss from Operating Partnerships of $(19,633) and $(25,864), respectively, which includes depreciation and amortization of $263,025 and $283,741, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Linden-Shawnee Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Shawnee, OK. The property continued to operate below breakeven throughout 2019. As of June 2020, occupancy is 100%. The investment limited partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Linden-Shawnee Partners, L.P. expires on December 31, 2020.

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit garden style property located in McComb, MS. The 2019 the property operated below breakeven due to elevated operating expenses. Occupancy averaged 96% through June 30, 2020. The investment limited partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Saint Martin Apartments, L.P. expires on December 31, 2020.

In June 2020, the investment general partner transferred its interest in Clayton Station, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $638,421 and cash proceeds to the investment partnership of $75,000. Of the total proceeds received, $6,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $68,500 were returned to cash reserves held by Series 46. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $68,500 as of June 30, 2020.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), as amended by subsequent Accounting Standard Updates (collectively, "ASC 606").  The Partnership adopted ASC 606 during 2019 and applied the guidance on a retrospective basis. There was no impact as a result of the adoption of ASC 606 to recognize revenue on the financial statements of the Partnership.

In August 2016, the FASB issued Accounting Standards Update 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.  The Partnership adopted the update on a retrospective basis.  The effect of the adoption was the application of an accounting policy election to classify distributions received from investees using the nature of the distribution approach.  The Partnership classifies distributions from tax credit investments as returns on investment because the design of the project entity is to generate tax credits and losses rather than income from operations.  Application of the accounting policy election had no impact on the presentation in the statement of cash flows.

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

There were no changes in the Fund's or any Series' internal control over financial reporting that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Fund's or any Series' internal control over financial reporting.

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

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2020.

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

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: August 12, 2020		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 12, 2020	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

August 12, 2020	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.