Form 10-Q
period 2020-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2020-11-12
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-31
Condensed Statements of Operations	32-87
Condensed Statements of Changes in Partners' Capital (Deficit)	88-115
Condensed Statements of Cash Flows	116-143
Notes to Condensed Financial Statements	144-179

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	179-208

Item 3. Quantitative and Qualitative Disclosures About Market Risk	209

Item 4. Controls and Procedures	209

PART II OTHER INFORMATION

Item 1. Legal Proceedings	210

Item 1A. Risk Factors	210

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	210

Item 3. Defaults Upon Senior Securities	210

Item 4. Mine Safety Disclosures	210

Item 5. Other Information	210

Item 6. Exhibits	210

Signatures	211

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	6,319,194	6,622,109
Other assets	28,738	15,088

	$6,347,932	$6,637,197

LIABILITIES

Accounts payable and accrued expenses	$25,218	$16,000
Accounts payable affiliates (Note C)	12,999,648	13,107,778
Capital contributions payable	1,039	1,039

	13,025,905	13,124,817

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 82,926,053 outstanding as of September 30, 2020 and March 31, 2020.	(6,231,282)	(6,042,833)
General Partner	(446,691)	(444,787)

	(6,677,973)	(6,487,620)

	$6,347,932	$6,637,197

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,828,200 outstanding as of September 30, 2020 and March 31, 2020.	(754,767)	(754,767)
General Partner	754,767	754,767

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of September 30, 2020 and March 31, 2020.	(898,231)	(898,231)
General Partner	898,231	898,231

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,550,145 outstanding as of September 30, 2020 and March 31, 2020.	(2,448,362)	(2,448,362)
General Partner	2,448,362	2,448,362

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,303,327 outstanding as of September 30, 2020 and March 31, 2020.	(224,264)	(224,264)
General Partner	224,264	224,264

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,150,053 outstanding as of September 30, 2020 and March 31, 2020.	173,404	173,404
General Partner	(173,404)	(173,404)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of September 30, 2020 and March 31, 2020.	219,815	219,815
General Partner	(219,815)	(219,815)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	539,061	576,004
Other assets	-	-

	$539,061	$576,004

LIABILITIES

Accounts payable and accrued expenses	$165	$-
Accounts payable affiliates (Note C)	4,282	-
Capital contributions payable	-	-

	4,447	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,929,074 outstanding as of September 30, 2020 and March 31, 2020.	847,610	888,586
General Partner	(312,996)	(312,582)

	534,614	576,004

	$539,061	$576,004

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,431,350 outstanding as of September 30, 2020 and March 31, 2020.	133,264	133,264
General Partner	(133,264)	(133,264)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	June 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,979,139 outstanding as of September 30, 2020 and March 31, 2020.	275,140	275,140
General Partner	(275,140)	(275,140)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	140,305	157,446
Other assets	-	-

	$140,305	$157,446

LIABILITIES

Accounts payable and accrued expenses	$159	$-
Accounts payable affiliates (Note C)	3,119,380	3,105,875
Capital contributions payable	785	785

	3,120,324	3,106,660

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,923,225 outstanding as of September 30, 2020 and March 31, 2020.	(2,611,572)	(2,581,075)
General Partner	(368,447)	(368,139)

	(2,980,019)	(2,949,214)

	$140,305	$157,446

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,621,200 outstanding as of September 30, 2020 and March 31, 2020.	(883,119)	(883,119)
General Partner	883,119	883,119

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,375,757 outstanding as of September 30, 2020 and March 31, 2020.	353,529	353,529
General Partner	(353,529)	(353,529)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	180,351	193,203
Other assets	-	-

	$180,351	$193,203

LIABILITIES

Accounts payable and accrued expenses	$163	$-
Accounts payable affiliates (Note C)	113,775	83,511
Capital contributions payable	-	-

	113,938	83,511

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,715,798 outstanding as of September 30, 2020 and March 31, 2020.	472,113	514,959
General Partner	(405,700)	(405,267)

	66,413	109,692

	$180,351	$193,203

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	543,367	561,941
Other assets	-	-

	$543,367	$561,941

LIABILITIES

Accounts payable and accrued expenses	$89	$-
Accounts payable affiliates (Note C)	9,777	-
Capital contributions payable	-	-

	9,866	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,606,833 outstanding as of September 30, 2020 and March 31, 2020.	753,946	782,102
General Partner	(220,445)	(220,161)

	533,501	561,941

	$543,367	$561,941

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	120,747	148,344
Other assets	-	-

	$120,747	$148,344

LIABILITIES

Accounts payable and accrued expenses	$122	$-
Accounts payable affiliates (Note C)	2,459,128	2,445,674
Capital contributions payable	-	-

	2,459,250	2,445,674

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,477,719 outstanding as of September 30, 2020 and March 31, 2020.	(2,014,728)	(1,973,967)
General Partner	(323,775)	(323,363)

	(2,338,503)	(2,297,330)

	$120,747	$148,344

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,277,913 outstanding as of September 30, 2020 and March 31, 2020.	223,088	223,088
General Partner	(223,088)	(223,088)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,083,704 outstanding as of September 30, 2020 and March 31, 2020.	148,221	148,221
General Partner	(148,221)	(148,221)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,489,100 outstanding as of September 30, 2020 and March 31, 2020.	205,359	205,359
General Partner	(205,359)	(205,359)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,536,200 outstanding as of September 30, 2020 and March 31, 2020.	188,889	188,889
General Partner	(188,889)	(188,889)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of September 30, 2020 and March 31, 2020.	196,043	196,043
General Partner	(196,043)	(196,043)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,611,356 outstanding as of September 30, 2020 and March 31, 2020.	216,900	216,900
General Partner	(216,900)	(216,900)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	376,940	352,239
Other assets	-	-

	$376,940	$352,239

LIABILITIES

Accounts payable and accrued expenses	$2,599	$-
Accounts payable affiliates (Note C)	2,704,207	2,647,829
Capital contributions payable	-	-

	2,706,806	2,647,829

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,867,676 outstanding as of September 30, 2020 and March 31, 2020.	(2,057,399)	(2,023,466)
General Partner	(272,467)	(272,124)

	(2,329,866)	(2,295,590)

	$376,940	$352,239

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,556,143	1,607,893
Other assets	11,300	11,300

	$1,567,443	$1,619,193

LIABILITIES

Accounts payable and accrued expenses	$88	$-
Accounts payable affiliates (Note C)	19,260	-
Capital contributions payable	254	254

	19,602	254

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,716,362 outstanding as of September 30, 2020 and March 31, 2020.	1,773,300	1,843,687
General Partner	(225,459)	(224,748)

	1,547,841	1,618,939

	$1,567,443	$1,619,193

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,480,476	1,416,291
Other assets	13,650	-

	$1,494,126	$1,416,291

LIABILITIES

Accounts payable and accrued expenses	$15,996	$-
Accounts payable affiliates (Note C)	19,371	-
Capital contributions payable	-	-

	35,367	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,617,987 outstanding as of September 30, 2020 and March 31, 2020.	1,765,692	1,723,649
General Partner	(306,933)	(307,358)

	1,458,759	1,416,291

	$1,494,126	$1,416,291

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	307,766	321,693
Other assets	-	-

	$307,766	$321,693

LIABILITIES

Accounts payable and accrued expenses	$93	$4,000
Accounts payable affiliates (Note C)	423,301	362,671
Capital contributions payable	-	-

	423,394	366,671

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,687,173 outstanding as of September 30, 2020 and March 31, 2020.	122,977	192,920
General Partner	(238,605)	(237,898)

	(115,628)	(44,978)

	$307,766	$321,693

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	555,295	859,371
Other assets	-	-

	$555,295	$859,371

LIABILITIES

Accounts payable and accrued expenses	$5,640	$12,000
Accounts payable affiliates (Note C)	1,921,963	2,351,836
Capital contributions payable	-	-

	1,927,603	2,363,836

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 3,996,467 outstanding as of September 30, 2020 and March 31, 2020.	(1,004,923)	(1,135,758)
General Partner	(367,385)	(368,707)

	(1,372,308)	(1,504,465)

	$555,295	$859,371

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	September 30, 2020	March 31, 2020

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	518,743	427,684
Other assets	3,788	3,788

	$522,531	$431,472

LIABILITIES

Accounts payable and accrued expenses	$104	$-
Accounts payable affiliates (Note C)	2,205,204	2,110,382
Capital contributions payable	-	-

	2,205,308	2,110,382

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,965,635 outstanding as of September 30, 2020 and March 31, 2020.	(1,403,207)	(1,399,379)
General Partner	(279,570)	(279,531)

	(1,682,777)	(1,678,910)

	$522,531	$431,472

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2020	2019

Income
Interest income	$2,375	$88,130
Other income	69,667	104,513

	72,042	192,643

Gain on disposition of Operating Partnerships	343,992	6,966,046

Expenses
Professional fees	153,825	314,129
Fund management fee, net (Note C)	165,087	341,092
General and administrative expenses	96,081	122,855

	414,993	778,076

NET INCOME (LOSS)	$1,041	$6,380,613

Net income (loss) allocated to assignees	$1,030	$6,316,810

Net income (loss) allocated to general partner	$11	$63,803

Net income (loss) per BAC	$.00	$.08

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 24

	2020	2019

Income
Interest income	$-	$894
Other income	-	-

	-	894

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	13,776
Fund management fee, net (Note C)	-	10,299
General and administrative expenses	-	5,732

	-	29,807

NET INCOME (LOSS)	$-	$(28,913)

Net income (loss) allocated to assignees	$-	$(28,624)

Net income (loss) allocated to general partner	$-	$(289)

Net income (loss) per BAC	$-	$(.01)

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 26

	2020	2019

Income
Interest income	$169	$1,312
Other income	-	-

	169	1,312

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	12,751	16,317
Fund management fee, net (Note C)	4,282	13,938
General and administrative expenses	8,861	8,365

	25,894	38,620

NET INCOME (LOSS)	$(25,725)	$(37,308)

Net income (loss) allocated to assignees	$(25,468)	$(36,935)

Net income (loss) allocated to general partner	$(257)	$(373)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 27

	2020	2019

Income
Interest income	$-	$19,771
Other income	-	15,472

	-	35,243

Gain on disposition of Operating Partnerships	-	776,922

Expenses
Professional fees	-	11,510
Fund management fee, net (Note C)	-	3,635
General and administrative expenses	-	5,736

	-	20,881

NET INCOME (LOSS)	$-	$791,284

Net income (loss) allocated to assignees	$-	$783,372

Net income (loss) allocated to general partner	$-	$7,912

Net income (loss) per BAC	$-	$.32

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 28

	2020	2019

Income
Interest income	$-	$1,764
Other income	-	-

	-	1,764

Gain on disposition of Operating Partnerships	-	7,100

Expenses
Professional fees	-	13,529
Fund management fee, net (Note C)	-	7,296
General and administrative expenses	-	7,829

	-	28,654

NET INCOME (LOSS)	$-	$(19,790)

Net income (loss) allocated to assignees	$-	$(19,592)

Net income (loss) allocated to general partner	$-	$(198)

Net income (loss) per BAC	$-	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 29

	2020	2019

Income
Interest income	$55	$610
Other income	-	-

	55	610

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	8,276	15,795
Fund management fee, net (Note C)	6,651	7,260
General and administrative expenses	8,852	6,672

	23,779	29,727

NET INCOME (LOSS)	$(23,724)	$(29,117)

Net income (loss) allocated to assignees	$(23,487)	$(28,826)

Net income (loss) allocated to general partner	$(237)	$(291)

Net income (loss) per BAC	$(.01)	$(.01)

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 31

	2020	2019

Income
Interest income	$-	$6,536
Other income	-	-

	-	6,536

Gain on disposition of Operating Partnerships	-	31,431

Expenses
Professional fees	-	19,370
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	7,738

	-	27,108

NET INCOME (LOSS)	$-	$10,859

Net income (loss) allocated to assignees	$-	$10,751

Net income (loss) allocated to general partner	$-	$108

Net income (loss) per BAC	$-	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 32

	2020	2019

Income
Interest income	$65	$1,125
Other income	10,008	4,320

	10,073	5,445

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	9,526	15,115
Fund management fee, net (Note C)	8,632	19,794
General and administrative expenses	8,867	8,155

	27,025	43,064

NET INCOME (LOSS)	$(16,952)	$(37,619)

Net income (loss) allocated to assignees	$(16,782)	$(37,243)

Net income (loss) allocated to general partner	$(170)	$(376)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,

(Unaudited)

Series 33

	2020	2019

Income
Interest income	$238	$937
Other income	10,008	14,427

	10,246	15,364

Gain on disposition of Operating Partnerships	-	1,442,632

Expenses
Professional fees	8,001	13,772
Fund management fee, net (Note C)	3,277	13,316
General and administrative expenses	8,455	6,383

	19,733	33,471

NET INCOME (LOSS)	$(9,487)	$1,424,525

Net income (loss) allocated to assignees	$(9,393)	$1,410,280

Net income (loss) allocated to general partner	$(94)	$14,245

Net income (loss) per BAC	$(.00)	$.54

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 34

	2020	2019

Income
Interest income	$49	$825
Other income	-	2,100

	49	2,925

Gain on disposition of Operating Partnerships	-	257,500

Expenses
Professional fees	11,904	12,207
Fund management fee, net (Note C)	3,727	11,496
General and administrative expenses	8,630	6,010

	24,261	29,713

NET INCOME (LOSS)	$(24,212)	$230,712

Net income (loss) allocated to assignees	$(23,970)	$228,405

Net income (loss) allocated to general partner	$(242)	$2,307

Net income (loss) per BAC	$(.01)	$.07

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 35

	2020	2019

Income
Interest income	$-	$13,538
Other income	-	2,180

	-	15,718

Gain on disposition of Operating Partnerships	-	141,000

Expenses
Professional fees	-	10,813
Fund management fee, net (Note C)	-	9,847
General and administrative expenses	-	5,943

	-	26,603

NET INCOME (LOSS)	$-	$130,115

Net income (loss) allocated to assignees	$-	$128,814

Net income (loss) allocated to general partner	$-	$1,301

Net income (loss) per BAC	$-	$.04

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 36

	2020	2019

Income
Interest income	$-	$10,538
Other income	-	-

	-	10,538

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	12,135
Fund management fee, net (Note C)	-	2,739
General and administrative expenses	-	6,011

	-	20,885

NET INCOME (LOSS)	$-	$(10,347)

Net income (loss) allocated to assignees	$-	$(10,244)

Net income (loss) allocated to general partner	$-	$(103)

Net income (loss) per BAC	$-	$(.00)

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 38

	2020	2019

Income
Interest income	$-	$9,160
Other income	-	5,700

	-	14,860

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	12,832
Fund management fee, net (Note C)	-	(258)
General and administrative expenses	-	5,515

	-	18,089

NET INCOME (LOSS)	$-	$(3,229)

Net income (loss) allocated to assignees	$-	$(3,196)

Net income (loss) allocated to general partner	$-	$(33)

Net income (loss) per BAC	$-	$(.00)

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 40

	2020	2019

Income
Interest income	$-	$637
Other income	-	6,639

	-	7,276

Gain on disposition of Operating Partnerships	-	2,554,005

Expenses
Professional fees	-	17,624
Fund management fee, net (Note C)	-	19,612
General and administrative expenses	-	5,498

	-	42,734

NET INCOME (LOSS)	$-	$2,518,547

Net income (loss) allocated to assignees	$-	$2,493,362

Net income (loss) allocated to general partner	$-	$25,185

Net income (loss) per BAC	$-	$.95

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 41

	2020	2019

Income
Interest income	$138	$878
Other income	886	1,302

	1,024	2,180

Gain on disposition of Operating Partnerships	46,500	-

Expenses
Professional fees	12,851	18,902
Fund management fee, net (Note C)	25,564	31,714
General and administrative expenses	8,609	5,881

	47,024	56,497

NET INCOME (LOSS)	$500	$(54,317)

Net income (loss) allocated to assignees	$495	$(53,774)

Net income (loss) allocated to general partner	$5	$(543)

Net income (loss) per BAC	$.00	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 42

	2020	2019

Income
Interest income	$612	$4,826
Other income	-	4,715

	612	9,541

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	14,817	21,209
Fund management fee, net (Note C)	19,260	23,338
General and administrative expenses	8,533	5,708

	42,610	50,255

NET INCOME (LOSS)	$(41,998)	$(40,714)

Net income (loss) allocated to assignees	$(41,578)	$(40,306)

Net income (loss) allocated to general partner	$(420)	$(408)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 43

	2020	2019

Income
Interest income	$593	$5,746
Other income	364	4,988

	957	10,734

Gain on disposition of Operating Partnerships	97,800	195,000

Expenses
Professional fees	15,992	24,014
Fund management fee, net (Note C)	12,676	20,125
General and administrative expenses	8,785	6,184

	37,453	50,323

NET INCOME (LOSS)	$61,304	$155,411

Net income (loss) allocated to assignees	$60,691	$153,857

Net income (loss) allocated to general partner	$613	$1,554

Net income (loss) per BAC	$.02	$.04

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 44

	2020	2019

Income
Interest income	$106	$4,319
Other income	11,054	11,961

	11,160	16,280

Gain on disposition of Operating Partnerships	-	1,560,456

Expenses
Professional fees	11,676	14,791
Fund management fee, net (Note C)	27,041	37,351
General and administrative expenses	8,497	5,658

	47,214	57,800

NET INCOME (LOSS)	$(36,054)	$1,518,936

Net income (loss) allocated to assignees	$(35,693)	$1,503,747

Net income (loss) allocated to general partner	$(361)	$15,189

Net income (loss) per BAC	$(.01)	$.56

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 45

	2020	2019

Income
Interest income	$137	$3,625
Other income	8,199	8,725

	8,336	12,350

Gain on disposition of Operating Partnerships	199,692	-

Expenses
Professional fees	30,940	31,242
Fund management fee, net (Note C)	13,068	59,591
General and administrative expenses	8,904	7,853

	52,912	98,686

NET INCOME (LOSS)	$155,116	$(86,336)

Net income (loss) allocated to assignees	$153,564	$(85,473)

Net income (loss) allocated to general partner	$1,552	$(863)

Net income (loss) per BAC	$.04	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 46

	2020	2019

Income
Interest income	$213	$1,089
Other income	29,148	21,984

	29,361	23,073

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	17,091	19,176
Fund management fee, net (Note C)	40,909	49,999
General and administrative expenses	9,088	5,984

	67,088	75,159

NET INCOME (LOSS)	$(37,727)	$(52,086)

Net income (loss) allocated to assignees	$(37,349)	$(51,565)

Net income (loss) allocated to general partner	$(378)	$(521)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2020	2019

Income
Interest income	$7,895	$157,936
Other income	118,008	212,121

	125,903	370,057

Gain on disposition of Operating Partnerships	430,992	11,850,663

Expenses
Professional fees	217,040	327,696
Fund management fee, net (Note C)	371,686	585,774
General and administrative expenses	158,522	226,337

	747,248	1,139,807

NET INCOME (LOSS)	$(190,353)	$11,080,913

Net income (loss) allocated to assignees	$(188,449)	$10,970,106

Net income (loss) allocated to general partner	$(1,904)	$110,807

Net income (loss) per BAC	$(.00)	$.13

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 24

	2020	2019

Income
Interest income	$-	$1,683
Other income	-	1,680

	-	3,363

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	14,433
Fund management fee, net (Note C)	-	18,242
General and administrative expenses	-	10,515

	-	43,190

NET INCOME (LOSS)	$-	$(39,827)

Net income (loss) allocated to assignees	$-	$(39,429)

Net income (loss) allocated to general partner	$-	$(398)

Net income (loss) per BAC	$-	$(.02)

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 26

	2020	2019

Income
Interest income	$844	$2,437
Other income	-	420

	844	2,857

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	18,168	16,974
Fund management fee, net (Note C)	8,564	26,876
General and administrative expenses	15,502	15,175

	42,234	59,025

NET INCOME (LOSS)	$(41,390)	$(56,168)

Net income (loss) allocated to assignees	$(40,976)	$(55,606)

Net income (loss) allocated to general partner	$(414)	$(562)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 27

	2020	2019

Income
Interest income	$-	$40,073
Other income	-	15,472

	-	55,545

Gain on disposition of Operating Partnerships	-	776,922

Expenses
Professional fees	-	12,167
Fund management fee, net (Note C)	-	8,890
General and administrative expenses	-	10,571

	-	31,628

NET INCOME (LOSS)	$-	$800,839

Net income (loss) allocated to assignees	$-	$792,831

Net income (loss) allocated to general partner	$-	$8,008

Net income (loss) per BAC	$-	$0.33

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 28

	2020	2019

Income
Interest income	$-	$2,976
Other income	-	446

	-	3,422

Gain on disposition of Operating Partnerships	-	7,100

Expenses
Professional fees	-	14,186
Fund management fee, net (Note C)	-	12,592
General and administrative expenses	-	14,207

	-	40,985

NET INCOME (LOSS)	$-	$(30,463)

Net income (loss) allocated to assignees	$-	$(30,158)

Net income (loss) allocated to general partner	$-	$(305)

Net income (loss) per BAC	$-	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 29

	2020	2019

Income
Interest income	$250	$1,334
Other income	-	-

	250	1,334

Gain on disposition of Operating Partnerships	9,500	-

Expenses
Professional fees	13,123	16,452
Fund management fee, net (Note C)	13,505	14,520
General and administrative expenses	13,927	12,503

	40,555	43,475

NET INCOME (LOSS)	$(30,805)	$(42,141)

Net income (loss) allocated to assignees	$(30,497)	$(41,720)

Net income (loss) allocated to general partner	$(308)	$(421)

Net income (loss) per BAC	$(.01)	$(.01)

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 31

	2020	2019

Income
Interest income	$-	$10,540
Other income	-	-

	-	10,540

Gain on disposition of Operating Partnerships	-	618,900

Expenses
Professional fees	-	20,027
Fund management fee, net (Note C)	-	(59,987)
General and administrative expenses	-	14,489

	-	(25,471)

NET INCOME (LOSS)	$-	$654,911

Net income (loss) allocated to assignees	$-	$648,362

Net income (loss) allocated to general partner	$-	$6,549

Net income (loss) per BAC	$-	$.15

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 32

	2020	2019

Income
Interest income	$315	$2,048
Other income	10,008	4,320

	10,323	6,368

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	14,373	16,314
Fund management fee, net (Note C)	23,764	26,588
General and administrative expenses	15,465	14,855

	53,602	57,757

NET INCOME (LOSS)	$(43,279)	$(51,389)

Net income (loss) allocated to assignees	$(42,846)	$(50,875)

Net income (loss) allocated to general partner	$(433)	$(514)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,

(Unaudited)

Series 33

	2020	2019

Income
Interest income	$696	$1,800
Other income	10,008	14,427

	10,704	16,227

Gain on disposition of Operating Partnerships	-	1,442,632

Expenses
Professional fees	12,468	14,971
Fund management fee, net (Note C)	13,054	9,214
General and administrative expenses	13,622	11,574

	39,144	35,759

NET INCOME (LOSS)	$(28,440)	$1,423,100

Net income (loss) allocated to assignees	$(28,156)	$1,408,869

Net income (loss) allocated to general partner	$(284)	$14,231

Net income (loss) per BAC	$(.01)	$.54

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 34

	2020	2019

Income
Interest income	$286	$1,458
Other income	-	2,100

	286	3,558

Gain on disposition of Operating Partnerships	-	257,500

Expenses
Professional fees	16,561	12,864
Fund management fee, net (Note C)	10,454	20,861
General and administrative expenses	14,444	11,262

	41,459	44,987

NET INCOME (LOSS)	$(41,173)	$216,071

Net income (loss) allocated to assignees	$(40,761)	$213,910

Net income (loss) allocated to general partner	$(412)	$2,161

Net income (loss) per BAC	$(.01)	$.06

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 35

	2020	2019

Income
Interest income	$-	$25,729
Other income	-	5,963

	-	31,692

Gain on disposition of Operating Partnerships	-	141,000

Expenses
Professional fees	-	11,470
Fund management fee, net (Note C)	-	17,300
General and administrative expenses	-	11,126

	-	39,896

NET INCOME (LOSS)	$-	$132,796

Net income (loss) allocated to assignees	$-	$131,468

Net income (loss) allocated to general partner	$-	$1,328

Net income (loss) per BAC	$-	$.04

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 36

	2020	2019

Income
Interest income	$-	$20,501
Other income	-	-

	-	20,501

Gain on disposition of Operating Partnerships	-	476,325

Expenses
Professional fees	-	12,792
Fund management fee, net (Note C)	-	7,911
General and administrative expenses	-	10,850

	-	31,553

NET INCOME (LOSS)	$-	$465,273

Net income (loss) allocated to assignees	$-	$460,620

Net income (loss) allocated to general partner	$-	$4,653

Net income (loss) per BAC	$-	$.22

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 38

	2020	2019

Income
Interest income	$-	$12,362
Other income	-	5,700

	-	18,062

Gain on disposition of Operating Partnerships	-	1,463,974

Expenses
Professional fees	-	13,489
Fund management fee, net (Note C)	-	16,323
General and administrative expenses	-	10,188

	-	40,000

NET INCOME (LOSS)	$-	$1,442,036

Net income (loss) allocated to assignees	$-	$1,427,616

Net income (loss) allocated to general partner	$-	$14,420

Net income (loss) per BAC	$-	$.56

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 40

	2020	2019

Income
Interest income	$-	$1,332
Other income	-	6,639

	-	7,971

Gain on disposition of Operating Partnerships	-	2,554,005

Expenses
Professional fees	-	18,281
Fund management fee, net (Note C)	-	33,102
General and administrative expenses	-	10,152

	-	61,535

NET INCOME (LOSS)	$-	$2,500,441

Net income (loss) allocated to assignees	$-	$2,475,437

Net income (loss) allocated to general partner	$-	$25,004

Net income (loss) per BAC	$-	$.95

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 41

	2020	2019

Income
Interest income	$519	$1,683
Other income	3,392	47,364

	3,911	49,047

Gain on disposition of Operating Partnerships	46,500	-

Expenses
Professional fees	18,838	19,559
Fund management fee, net (Note C)	51,792	52,295
General and administrative expenses	14,057	10,890

	84,687	82,744

NET INCOME (LOSS)	$(34,276)	$(33,697)

Net income (loss) allocated to assignees	$(33,933)	$(33,360)

Net income (loss) allocated to general partner	$(343)	$(337)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 42

	2020	2019

Income
Interest income	$1,529	$9,597
Other income	-	9,569

	1,529	19,166

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	20,424	21,866
Fund management fee, net (Note C)	38,519	45,624
General and administrative expenses	13,684	10,535

	72,627	78,025

NET INCOME (LOSS)	$(71,098)	$(58,859)

Net income (loss) allocated to assignees	$(70,387)	$(58,270)

Net income (loss) allocated to general partner	$(711)	$(589)

Net income (loss) per BAC	$(.03)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 43

	2020	2019

Income
Interest income	$1,812	$7,835
Other income	1,238	5,862

	3,050	13,697

Gain on disposition of Operating Partnerships	106,800	1,255,582

Expenses
Professional fees	22,554	24,671
Fund management fee, net (Note C)	30,254	46,236
General and administrative expenses	14,574	11,542

	67,382	82,449

NET INCOME (LOSS)	$42,468	$1,186,830

Net income (loss) allocated to assignees	$42,043	$1,174,962

Net income (loss) allocated to general partner	$425	$11,868

Net income (loss) per BAC	$.01	$.32

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 44

	2020	2019

Income
Interest income	$527	$4,904
Other income	11,054	12,756

	11,581	17,660

Gain on disposition of Operating Partnerships	-	2,856,723

Expenses
Professional fees	17,283	15,448
Fund management fee, net (Note C)	51,136	85,282
General and administrative expenses	13,812	10,506

	82,231	111,236

NET INCOME (LOSS)	$(70,650)	$2,763,147

Net income (loss) allocated to assignees	$(69,943)	$2,735,516

Net income (loss) allocated to general partner	$(707)	$27,631

Net income (loss) per BAC	$(.03)	$1.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 45

	2020	2019

Income
Interest income	$506	$7,453
Other income	31,189	31,039

	31,695	38,492

Gain on disposition of Operating Partnerships	199,692	-

Expenses
Professional fees	39,597	31,899
Fund management fee, net (Note C)	44,572	109,435
General and administrative expenses	15,061	14,278

	99,230	155,612

NET INCOME (LOSS)	$132,157	$(117,120)

Net income (loss) allocated to assignees	$130,835	$(115,949)

Net income (loss) allocated to general partner	$1,322	$(1,171)

Net income (loss) per BAC	$.03	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 46

	2020	2019

Income
Interest income	$611	$2,191
Other income	51,119	48,364

	51,730	50,555

Gain on disposition of Operating Partnerships	68,500	-

Expenses
Professional fees	23,651	19,833
Fund management fee, net (Note C)	86,072	94,470
General and administrative expenses	14,374	11,119

	124,097	125,422

NET INCOME (LOSS)	$(3,867)	$(74,867)

Net income (loss) allocated to assignees	$(3,828)	$(74,118)

Net income (loss) allocated to general partner	$(39)	$(749)

Net income (loss) per BAC	$(.00)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2020	$(6,042,833)	$(444,787)	$(6,487,620)

Net income (loss)	(189,479)	(1,915)	(191,394)

Partners' capital (deficit), June 30, 2020	(6,232,312)	(446,702)	(6,679,014)

Net income (loss)	1,030	11	1,041

Partners' capital (deficit), September 30, 2020	$(6,231,282)	$(446,691)	$(6,677,973)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2019	$3,656,782	$(587,493)	$3,069,289

Net income (loss)	4,653,296	47,004	4,700,300

Partners' capital (deficit) June 30, 2019	8,310,078	(540,489)	7,769,589

Net income (loss)	6,316,810	63,803	6,380,613

Partners' capital (deficit), September 30, 2019	$14,626,888	$(476,686)	$14,150,202

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2020	$(754,767)	$754,767	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	(754,767)	754,767	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$(754,767)	$754,767	$-

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2019	$(754,767)	$754,767	$-

Net income (loss)	-	-	-

Partners' capital (deficit) June 30, 2019	(754,767)	754,767	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	$(754,767)	$754,767	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2020	$(898,231)	$898,231	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	(898,231)	898,231	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$(898,231)	$898,231	$-

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2019	$(898,231)	$898,231	$-

Net income (loss)	-	-	-

Partners' capital (deficit) June 30, 2019	(898,231)	898,231	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	$(898,231)	$898,231	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2020	$(2,448,362)	$2,448,362	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	(2,448,362)	2,448,362	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$(2,448,362)	$2,448,362	$-

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2019	$(2,448,362)	$2,448,362	$-

Net income (loss)	-	-	-

Partners' capital (deficit) June 30, 2019	(2,448,362)	2,448,362	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	$(2,448,362)	$2,448,362	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2020	$(224,264)	$224,264	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	(224,264)	224,264	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$(224,264)	$224,264	$-

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2019	$(224,264)	$224,264	$-

Net income (loss)	-	-	-

Partners' capital (deficit) June 30, 2019	(224,264)	224,264	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	$(224,264)	$224,264	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2020	$173,404	$(173,404)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	173,404	(173,404)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$173,404	$(173,404)	$-

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2019	$577,250	$(175,232)	$402,018

Net income (loss)	(10,805)	(109)	(10,914)

Partners' capital (deficit) June 30, 2019	566,445	(175,341)	391,104

Net income (loss)	(28,624)	(289)	(28,913)

Partners' capital (deficit), September 30, 2019	$537,821	$(175,630)	$362,191

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2020	$219,815	$(219,815)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	219,815	(219,815)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$219,815	$(219,815)	$-

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2019	$219,815	$(219,815)	$-

Net income (loss)	-	-	-

Partners' capital (deficit) June 30, 2019	219,815	(219,815)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	$219,815	$(219,815)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2020	$888,586	$(312,582)	$576,004

Net income (loss)	(15,508)	(157)	(15,665)

Partners' capital (deficit), June 30, 2020	873,078	(312,739)	560,339

Net income (loss)	(25,468)	(257)	(25,725)

Partners' capital (deficit), September 30, 2020	$847,610	$(312,996)	$534,614

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2019	$867,237	$(312,798)	$554,439

Net income (loss)	(18,671)	(189)	(18,860)

Partners' capital (deficit) June 30, 2019	848,566	(312,987)	535,579

Net income (loss)	(36,935)	(373)	(37,308)

Partners' capital (deficit), September 30, 2019	$811,631	$(313,360)	$498,271

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2020	$133,264	$(133,264)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	133,264	(133,264)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$133,264	$(133,264)	$-

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2019	$6,641,679	$(141,445)	$6,500,234

Net income (loss)	9,459	96	9,555

Partners' capital (deficit) June 30, 2019	6,651,138	(141,349)	6,509,789

Net income (loss)	783,372	7,912	791,284

Partners' capital (deficit), September 30, 2019	$7,434,510	$(133,437)	$7,301,073

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2020	$275,140	$(275,140)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	275,140	(275,140)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$275,140	$(275,140)	$-

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2019	$965,536	$(274,931)	$690,605

Net income (loss)	(10,566)	(107)	(10,673)

Partners' capital (deficit) June 30, 2019	954,970	(275,038)	679,932

Net income (loss)	(19,592)	(198)	(19,790)

Partners' capital (deficit), September 30, 2019	$935,378	$(275,236)	$660,142

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2020	$(2,581,075)	$(368,139)	$(2,949,214)

Net income (loss)	(7,010)	(71)	(7,081)

Partners' capital (deficit), June 30, 2020	(2,588,085)	(368,210)	(2,956,295)

Net income (loss)	(23,487)	(237)	(23,724)

Partners' capital (deficit), September 30, 2020	$(2,611,572)	$(368,447)	$(2,980,019)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2019	$(2,513,222)	$(367,454)	$(2,880,676)

Net income (loss)	(12,894)	(130)	(13,024)

Partners' capital (deficit) June 30, 2019	(2,526,116)	(367,584)	(2,893,700)

Net income (loss)	(28,826)	(291)	(29,117)

Partners' capital (deficit), September 30, 2019	$(2,554,942)	$(367,875)	$(2,922,817)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2020	$(883,119)	$883,119	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	(883,119)	883,119	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$(883,119)	$883,119	$-

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2019	$(883,119)	$883,119	$-

Net income (loss)	-	-	-

Partners' capital (deficit) June 30, 2019	(883,119)	883,119	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	$(883,119)	$883,119	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2020	$353,529	$(353,529)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	353,529	(353,529)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$353,529	$(353,529)	$-

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2019	$2,313,293	$(359,723)	$1,953,570

Net income (loss)	637,611	6,441	644,052

Partners' capital (deficit) June 30, 2019	2,950,904	(353,282)	2,597,622

Net income (loss)	10,751	108	10,859

Partners' capital (deficit), September 30, 2019	$2,961,655	$(353,174)	$2,608,481

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2020	$514,959	$(405,267)	$109,692

Net income (loss)	(26,064)	(263)	(26,327)

Partners' capital (deficit), June 30, 2020	488,895	(405,530)	83,365

Net income (loss)	(16,782)	(170)	(16,952)

Partners' capital (deficit), September 30, 2020	$472,113	$(405,700)	$66,413

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2019	$458,311	$(405,839)	$52,472

Net income (loss)	(13,632)	(138)	(13,770)

Partners' capital (deficit) June 30, 2019	444,679	(405,977)	38,702

Net income (loss)	(37,243)	(376)	(37,619)

Partners' capital (deficit), September 30, 2019	$407,436	$(406,353)	$1,083

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2020	$782,102	$(220,161)	$561,941

Net income (loss)	(18,763)	(190)	(18,953)

Partners' capital (deficit), June 30, 2020	763,339	(220,351)	542,988

Net income (loss)	(9,393)	(94)	(9,487)

Partners' capital (deficit), September 30, 2020	$753,946	$(220,445)	$533,501

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2019	$(628,268)	$(234,407)	$(862,675)

Net income (loss)	(1,411)	(14)	(1,425)

Partners' capital (deficit) June 30, 2019	(629,679)	(234,421)	(864,100)

Net income (loss)	1,410,280	14,245	1,424,525

Partners' capital (deficit), September 30, 2019	$780,601	$(220,176)	$560,425

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2020	$(1,973,967)	$(323,363)	$(2,297,330)

Net income (loss)	(16,791)	(170)	(16,961)

Partners' capital (deficit), June 30, 2020	(1,990,758)	(323,533)	(2,314,291)

Net income (loss)	(23,970)	(242)	(24,212)

Partners' capital (deficit), September 30, 2020	$(2,014,728)	$(323,775)	$(2,338,503)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2019	$(2,186,040)	$(325,505)	$(2,511,545)

Net income (loss)	(14,495)	(146)	(14,641)

Partners' capital (deficit) June 30, 2019	(2,200,535)	(325,651)	(2,526,186)

Net income (loss)	228,405	2,307	230,712

Partners' capital (deficit), September 30, 2019	$(1,972,130)	$(323,344)	$(2,295,474)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2020	$223,088	$(223,088)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	223,088	(223,088)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$223,088	$(223,088)	$-

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2019	$4,633,841	$(238,067)	$4,395,774

Net income (loss)	2,654	27	2,681

Partners' capital (deficit) June 30, 2019	4,636,495	(238,040)	4,398,455

Net income (loss)	128,814	1,301	130,115

Partners' capital (deficit), September 30, 2019	$4,765,309	$(236,739)	$4,528,570

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2020	$148,221	$(148,221)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	148,221	(148,221)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$148,221	$(148,221)	$-

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2019	$2,670,150	$(153,497)	$2,516,653

Net income (loss)	470,864	4,756	475,620

Partners' capital (deficit) June 30, 2019	3,141,014	(148,741)	2,992,273

Net income (loss)	(10,244)	(103)	(10,347)

Partners' capital (deficit), September 30, 2019	$3,130,770	$(148,844)	$2,981,926

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2020	$205,359	$(205,359)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	205,359	(205,359)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$205,359	$(205,359)	$-

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2019	$205,359	$(205,359)	$-

Net income (loss)	-	-	-

Partners' capital (deficit) June 30, 2019	205,359	(205,359)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	$205,359	$(205,359)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2020	$188,889	$(188,889)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	188,889	(188,889)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$188,889	$(188,889)	$-

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2019	$1,702,399	$(203,293)	$1,499,106

Net income (loss)	1,430,812	14,453	1,445,265

Partners' capital (deficit) June 30, 2019	3,133,211	(188,840)	2,944,371

Net income (loss)	(3,196)	(33)	(3,229)

Partners' capital (deficit), September 30, 2019	$3,130,015	$(188,873)	$2,941,142

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2020	$196,043	$(196,043)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	196,043	(196,043)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$196,043	$(196,043)	$-

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2019	$196,043	$(196,043)	$-

Net income (loss)	-	-	-

Partners' capital (deficit) June 30, 2019	196,043	(196,043)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2019	$196,043	$(196,043)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2020	$216,900	$(216,900)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	216,900	(216,900)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$216,900	$(216,900)	$-

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2019	$(1,795,123)	$(245,348)	$(2,040,471)

Net income (loss)	(17,925)	(181)	(18,106)

Partners' capital (deficit) June 30, 2019	(1,813,048)	(245,529)	(2,058,577)

Net income (loss)	2,493,362	25,185	2,518,547

Partners' capital (deficit), September 30, 2019	$680,314	$(220,344)	$459,970

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2020	$(2,023,466)	$(272,124)	$(2,295,590)

Net income (loss)	(34,428)	(348)	(34,776)

Partners' capital (deficit), June 30, 2020	(2,057,894)	(272,472)	(2,330,366)

Net income (loss)	495	5	500

Partners' capital (deficit), September 30, 2020	$(2,057,399)	$(272,467)	$(2,329,866)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2019	$(1,995,553)	$(271,842)	$(2,267,395)

Net income (loss)	20,414	206	20,620

Partners' capital (deficit) June 30, 2019	(1,975,139)	(271,636)	(2,246,775)

Net income (loss)	(53,774)	(543)	(54,317)

Partners' capital (deficit), September 30, 2019	$(2,028,913)	$(272,179)	$(2,301,092)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2020	$1,843,687	$(224,748)	$1,618,939

Net income (loss)	(28,809)	(291)	(29,100)

Partners' capital (deficit), June 30, 2020	1,814,878	(225,039)	1,589,839

Net income (loss)	(41,578)	(420)	(41,998)

Partners' capital (deficit), September 30, 2020	$1,773,300	$(225,459)	$1,547,841

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2019	$1,539,351	$(227,822)	$1,311,529

Net income (loss)	(17,964)	(181)	(18,145)

Partners' capital (deficit) June 30, 2019	1,521,387	(228,003)	1,293,384

Net income (loss)	(40,306)	(408)	(40,714)

Partners' capital (deficit), September 30, 2019	$1,481,081	$(228,411)	$1,252,670

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2020	$1,723,649	$(307,358)	$1,416,291

Net income (loss)	(18,648)	(188)	(18,836)

Partners' capital (deficit), June 30, 2020	1,705,001	(307,546)	1,397,455

Net income (loss)	60,691	613	61,304

Partners' capital (deficit), September 30, 2020	$1,765,692	$(306,933)	$1,458,759

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2019	$565,339	$(319,058)	$246,281

Net income (loss)	1,021,105	10,314	1,031,419

Partners' capital (deficit) June 30, 2019	1,586,444	(308,744)	1,277,700

Net income (loss)	153,857	1,554	155,411

Partners' capital (deficit), September 30, 2019	$1,740,301	$(307,190)	$1,433,111

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2020	$192,920	$(237,898)	$(44,978)

Net income (loss)	(34,250)	(346)	(34,596)

Partners' capital (deficit), June 30, 2020	158,670	(238,244)	(79,574)

Net income (loss)	(35,693)	(361)	(36,054)

Partners' capital (deficit), September 30, 2020	$122,977	$(238,605)	$(115,628)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2019	$(2,696,719)	$(267,086)	$(2,963,805)

Net income (loss)	1,231,769	12,442	1,244,211

Partners' capital (deficit) June 30, 2019	(1,464,950)	(254,644)	(1,719,594)

Net income (loss)	1,503,747	15,189	1,518,936

Partners' capital (deficit), September 30, 2019	$38,797	$(239,455)	$(200,658)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2020	$(1,135,758)	$(368,707)	$(1,504,465)

Net income (loss)	(22,729)	(230)	(22,959)

Partners' capital (deficit), June 30, 2020	(1,158,487)	(368,937)	(1,527,424)

Net income (loss)	153,564	1,552	155,116

Partners' capital (deficit), September 30, 2018	$(1,004,923)	$(367,385)	$(1,372,308)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2019	$(1,577,434)	$(373,168)	$(1,950,602)

Net income (loss)	(30,476)	(308)	(30,784)

Partners' capital (deficit) June 30, 2019	(1,607,910)	(373,476)	(1,981,386)

Net income (loss)	(85,473)	(863)	(86,336)

Partners' capital (deficit), September 30, 2019	$(1,693,383)	$(374,339)	$(2,067,722)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2020	$(1,399,379)	$(279,531)	$(1,678,910)

Net income (loss)	33,521	339	33,860

Partners' capital (deficit), June 30, 2020	(1,365,858)	(279,192)	(1,645,050)

Net income (loss)	(37,349)	(378)	(37,727)

Partners' capital (deficit), September 30, 2018	$(1,403,207)	$(279,570)	$(1,682,777)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2019	$(1,297,719)	$(278,504)	$(1,576,223)

Net income (loss)	(22,553)	(228)	(22,781)

Partners' capital (deficit) June 30, 2019	(1,320,272)	(278,732)	(1,599,004)

Net income (loss)	(51,565)	(521)	(52,086)

Partners' capital (deficit), September 30, 2019	$(1,371,837)	$(279,253)	$(1,651,090)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(190,353)	$11,080,913
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(430,992)	(11,850,663)
Changes in assets and liabilities
Increase in other assets	(13,650)	-
(Decrease) Increase in accounts payable and accrued expenses	9,218	(9,044)
(Decrease) Increase in accounts payable affiliates	(108,130)	(2,345,707)

Net cash provided by (used in) operating activities	(733,907)	(3,124,501)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	430,992	11,850,561

Net cash provided by investing activities	430,992	11,850,561

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(302,915)	8,726,060

Cash and cash equivalents, beginning	6,622,109	22,926,529

Cash and cash equivalents, ending	$6,319,194	$31,652,589

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$25,000

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$(39,827)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	(39,827)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(39,827)

Cash and cash equivalents, beginning	-	402,018

Cash and cash equivalents, ending	$-	$362,191

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(41,390)	$(56,168)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	165	-
(Decrease) Increase in accounts payable affiliates	4,282	-

Net cash provided by (used in) operating activities	(36,943)	(56,168)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,943)	(56,168)

Cash and cash equivalents, beginning	576,004	554,439

Cash and cash equivalents, ending	$539,061	$498,271

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$800,839
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	(776,922)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	23,917

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	776,922

Net cash provided by investing activities	-	776,922

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	800,839

Cash and cash equivalents, beginning	-	6,500,234

Cash and cash equivalents, ending	$-	$7,301,073

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$(30,463)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	(7,100)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	(37,563)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	7,100

Net cash provided by investing activities	-	7,100

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(30,463)

Cash and cash equivalents, beginning	-	690,605

Cash and cash equivalents, ending	$-	$660,142

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(30,805)	$(42,141)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(9,500)	-
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	159	-
(Decrease) Increase in accounts payable affiliates	13,505	14,520

Net cash provided by (used in) operating activities	(26,641)	(27,621)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	9,500	-

Net cash provided by investing activities	9,500	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,141)	(27,621)

Cash and cash equivalents, beginning	157,446	196,944

Cash and cash equivalents, ending	$140,305	$169,323

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$654,911
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	(618,900)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	36,011

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	618,900

Net cash provided by investing activities	-	618,900

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	654,911

Cash and cash equivalents, beginning	-	1,953,570

Cash and cash equivalents, ending	$-	$2,608,481

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$25,000

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(43,279)	$(51,389)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	163	-
(Decrease) Increase in accounts payable affiliates	30,264	(11,620)

Net cash provided by (used in) operating activities	(12,852)	(63,009)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,852)	(63,009)

Cash and cash equivalents, beginning	193,203	272,226

Cash and cash equivalents, ending	$180,351	$209,217

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(28,440)	$1,423,100
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	(1,442,632)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	89	-
(Decrease) Increase in accounts payable affiliates	9,777	(1,099,287)

Net cash provided by (used in) operating activities	(18,574)	(1,118,819)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	1,442,632

Net cash provided by investing activities	-	1,442,632

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,574)	323,813

Cash and cash equivalents, beginning	561,941	236,612

Cash and cash equivalents, ending	$543,367	$560,425

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(41,173)	$216,071
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	(257,500)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	122	-
(Decrease) Increase in accounts payable affiliates	13,454	23,861

Net cash provided by (used in) operating activities	(27,597)	(17,568)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	257,500

Net cash provided by investing activities	-	257,500

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,597)	239,932

Cash and cash equivalents, beginning	148,344	178,285

Cash and cash equivalents, ending	$120,747	$418,217

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$132,796
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	(141,000)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	(8,204)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	141,000

Net cash provided by investing activities	-	141,000

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	132,796

Cash and cash equivalents, beginning	-	4,395,774

Cash and cash equivalents, ending	$-	$4,528,570

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$465,273
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	(476,325)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(4,900)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	(15,952)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	476,325

Net cash provided by investing activities	-	476,325

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	460,373

Cash and cash equivalents, beginning	-	2,541,359

Cash and cash equivalents, ending	$-	$3,001,732

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$1,442,036
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	(1,463,974)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash provided by (used in) operating activities	-	(21,938)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	1,463,974

Net cash provided by investing activities	-	1,463,974

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	1,442,036

Cash and cash equivalents, beginning	-	1,499,106

Cash and cash equivalents, ending	$-	$2,941,142

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$2,500,441
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	(2,554,005)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(4,144)
(Decrease) Increase in accounts payable affiliates	-	(1,148,217)

Net cash provided by (used in) operating activities	-	(1,205,925)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	2,553,903

Net cash provided by investing activities	-	2,553,903

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	1,347,978

Cash and cash equivalents, beginning	-	193,344

Cash and cash equivalents, ending	$-	$1,541,322

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(34,276)	$(33,697)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(46,500)	-
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	2,599	-
(Decrease) Increase in accounts payable affiliates	56,378	68,154

Net cash provided by (used in) operating activities	(21,799)	34,457

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	46,500	-

Net cash provided by investing activities	46,500	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,701	34,457

Cash and cash equivalents, beginning	352,239	246,214

Cash and cash equivalents, ending	$376,940	$280,671

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(71,098)	$(58,859)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	88	-
(Decrease) Increase in accounts payable affiliates	19,260	-

Net cash provided by (used in) operating activities	(51,750)	(58,859)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,750)	(58,859)

Cash and cash equivalents, beginning	1,607,893	1,300,483

Cash and cash equivalents, ending	$1,556,143	$1,241,624

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43

	2020	2019

Cash flows from operating activities:

Net income (loss)	$42,468	$1,186,830
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(106,800)	(1,255,582)
Changes in assets and liabilities
Increase in other assets	(13,650)	-
(Decrease) Increase in accounts payable and accrued expenses	15,996	-
(Decrease) Increase in accounts payable affiliates	19,371	(168,259)

Net cash provided by (used in) operating activities	(42,615)	(237,011)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	106,800	1,255,582

Net cash provided by investing activities	106,800	1,255,582

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,185	1,018,571

Cash and cash equivalents, beginning	1,416,291	414,540

Cash and cash equivalents, ending	$1,480,476	$1,433,111

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 44

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(70,650)	$2,763,147
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	-	(2,856,723)
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	(3,907)	-
(Decrease) Increase in accounts payable affiliates	60,630	(132,745)

Net cash provided by (used in) operating activities	(13,927)	(226,321)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	2,856,723

Net cash provided by investing activities	-	2,856,723

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,927)	2,630,402

Cash and cash equivalents, beginning	321,693	113,020

Cash and cash equivalents, ending	$307,766	$2,743,422

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 45

	2020	2019

Cash flows from operating activities:

Net income (loss)	$132,157	$(117,120)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(199,692)	-
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	(6,360)	-
(Decrease) Increase in accounts payable affiliates	(429,873)	3,288

Net cash provided by (used in) operating activities	(503,768)	(113,832)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	199,692	-

Net cash provided by investing activities	199,692	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(304,076)	(113,832)

Cash and cash equivalents, beginning	859,371	916,581

Cash and cash equivalents, ending	$555,295	$802,749

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 46

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(3,867)	$(74,867)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(68,500)	-
Changes in assets and liabilities
Increase in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	104	-
(Decrease) Increase in accounts payable affiliates	94,822	104,598

Net cash provided by (used in) operating activities	22,559	29,731

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	68,500	-

Net cash provided by investing activities	68,500	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	91,059	29,731

Cash and cash equivalents, beginning	427,684	321,175

Cash and cash equivalents, ending	$518,743	$350,906

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2020
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
September 30, 2020
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2020 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2020
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2020 and 2019, are as follows:

	2020	2019
Series 20	$ -	$ -
Series 21	-	-
Series 22	-	-
Series 23	-	-
Series 24	-	10,299
Series 25	-	-
Series 26	4,282	13,938
Series 27	-	7,635
Series 28	-	7,296
Series 29	6,651	7,260
Series 30	-	-
Series 31	-	-
Series 32	15,132	19,794
Series 33	9,777	13,316
Series 34	6,727	11,496
Series 35	-	9,847
Series 36	-	2,739
Series 37	-	-
Series 38	-	2,742
Series 39	-	-
Series 40	-	19,612
Series 41	27,857	34,077
Series 42	19,260	23,790
Series 43	19,371	24,400
Series 44	30,315	48,187
Series 45	38,900	59,644
Series 46	46,333	52,299
	$224,605	$368,371

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2020
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the six months ended September 30, 2020 and 2019 are as follows:

	2020	2019
Series 24	$ -	$ 20,598
Series 26	4,282	27,876
Series 27	-	15,270
Series 28	-	14,592
Series 31	-	4,308
Series 32	-	51,208
Series 33	9,777	1,125,921
Series 35	-	20,500
Series 36	-	7,911
Series 38	-	19,323
Series 40	-	1,188,699
Series 42	19,259	47,580
Series 43	21,348	223,770
Series 45	507,673	116,000
	$562,339	$2,883,556

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2020
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2020 and 2019, the Fund has limited partnership interests in 55 and 112 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2020 and 2019 are as follows:

	2020	2019
Series 20	-	-
Series 21	-	-
Series 22	-	-
Series 23	-	-
Series 24	-	4
Series 25	-	-
Series 26	3	8
Series 27	-	2
Series 28	-	3
Series 29	4	5
Series 30	-	-
Series 31	-	-
Series 32	3	5
Series 33	2	2
Series 34	2	3
Series 35	-	1
Series 36	-	1
Series 37	-	-
Series 38	-	1
Series 39	-	-
Series 40	-	5
Series 41	7	11
Series 42	6	9
Series 43	3	11
Series 44	3	5
Series 45	11	22
Series 46	11	14
	55	112

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2020 and 2019, are as follows:
	2020	2019
Series 29	$ 785	$ 785
Series 32	-	1,229
Series 42	254	254
Series 45	-	16,724
	$ 1,039	$18,992

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the six months ended September 30, 2020 the Fund disposed of thirteen Operating Partnerships. A summary of the dispositions by Series for September 30, 2020 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition	Gain on Disposition

Series 29	1	-	$9,500	$9,500
Series 41	1	-	46,500	46,500
Series 43	8	-	106,800	106,800
Series 45	1	1	199,692	199,692
Series 46	1	-	68,500	68,500
Total	12	1	$430,992	$430,992

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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2020.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	2020	2019

Revenues
Rental	$ 10,846,001	$ 17,098,171
Interest and other	247,297	414,231
	11,093,298	17,512,402

Expenses
Interest	1,972,450	2,779,787
Depreciation and amortization	2,456,942	4,213,607
Operating expenses	7,446,917	12,566,968
	11,876,309	19,560,362

NET INCOME (LOSS)	$ (783,011)	$ (2,047,960)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (775,180)	$ (2,027,484)

Net income (loss) allocated to other Partners	$ (7,831)	$ (20,476)

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
September 30, 2020
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
September 30, 2020
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
September 30, 2020
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
September 30, 2020
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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 24
	2020	2019
Revenues
Rental	$ -	$ 422,317
Interest and other	-	19,531
	-	441,848

Expenses
Interest	-	36,469
Depreciation and amortization	-	118,903
Operating expenses	-	354,705
	-	510,077

NET INCOME (LOSS)	$ -	$ (68,229)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (67,547)

Net income (loss) allocated to other Partners	$ -	$ (682)

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
September 30, 2020
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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 26
	2020	2019
Revenues
Rental	$ 217,139	$ 605,212
Interest and other	2,449	9,506
	219,588	614,718

Expenses
Interest	27,332	106,883
Depreciation and amortization	55,156	157,288
Operating expenses	222,991	569,196
	305,479	833,367

NET INCOME (LOSS)	$ (85,891)	$ (218,649)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (85,032)	$ (216,463)

Net income (loss) allocated to other Partners	$ (859)	$ (2,186)

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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 27
	2020	2019
Revenues
Rental	$ -	$ 211,201
Interest and other	-	125
	-	211,326

Expenses
Interest	-	6,529
Depreciation and amortization	-	67,956
Operating expenses	-	210,794
	-	285,279

NET INCOME (LOSS)	$ -	$ (73,953)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (73,213)

Net income (loss) allocated to other Partners	$ -	$ (740)

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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 28
	2020	2019
Revenues
Rental	$ -	$ 263,303
Interest and other	-	8,837
	-	272,140

Expenses
Interest	-	64,522
Depreciation and amortization	-	69,046
Operating expenses	-	209,346
	-	342,914

NET INCOME (LOSS)	$ -	$ (70,774)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (70,068)

Net income (loss) allocated to other Partners	$ -	$ (706)

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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 29

	2020	2019
Revenues
Rental	$ 417,945	$ 464,228
Interest and other	12,890	43,983
	430,835	508,211

Expenses
Interest	67,252	79,653
Depreciation and amortization	74,363	92,325
Operating expenses	369,978	421,661
	511,593	593,639

NET INCOME (LOSS)	$ (80,758)	$ (85,428)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (79,950)	$ (84,574)

Net income (loss) allocated to other Partners	$ (808)	$ (854)

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
September 30, 2020
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
September 30, 2020
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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 32
	2020	2019
Revenues
Rental	$ 585,243	$ 761,862
Interest and other	9,746	13,701
	594,989	775,563

Expenses
Interest	88,374	125,371
Depreciation and amortization	174,189	219,045
Operating expenses	501,400	613,804
	763,963	958,220

NET INCOME (LOSS)	$ (168,974)	$ (182,657)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (167,284)	$ (180,830)

Net income (loss) allocated to other Partners	$ (1,690)	$ (1,827)

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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 33
	2020	2019
Revenues
Rental	$ 448,911	$ 416,301
Interest and other	15,830	13,138
	464,741	429,439

Expenses
Interest	74,656	79,953
Depreciation and amortization	96,068	100,726
Operating expenses	345,562	307,186
	516,286	487,865

NET INCOME (LOSS)	$ (51,545)	$ (58,426)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (51,030)	$ (57,842)

Net income (loss) allocated to other Partners	$ (515)	$ (584)

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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 34
	2020	2019
Revenues
Rental	$ 326,724	$ 408,120
Interest and other	11,341	15,105
	338,065	423,225

Expenses
Interest	49,965	54,704
Depreciation and amortization	76,498	106,772
Operating expenses	280,893	362,170
	407,356	523,646

NET INCOME (LOSS)	$ (69,291)	$ (100,421)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (68,598)	$ (99,417)

Net income (loss) allocated to other Partners	$ (693)	$ (1,004)

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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 35
	2020	2019
Revenues
Rental	$ -	$ 404,488
Interest and other	-	2,157
	-	406,645

Expenses
Interest	-	58,450
Depreciation and amortization	-	131,653
Operating expenses	-	218,081
	-	408,184

NET INCOME (LOSS)	$ -	$ (1,539)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (1,524)

Net income (loss) allocated to other Partners	$ -	$ (15)

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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 36
	2020	2019
Revenues
Rental	$ -	$ 88,773
Interest and other	-	810
	-	89,583

Expenses
Interest	-	21,196
Depreciation and amortization	-	27,363
Operating expenses	-	85,948
	-	134,507

NET INCOME (LOSS)	$ -	$ (44,924)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (44,475)

Net income (loss) allocated to other Partners	$ -	$ (449)

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
September 30, 2020
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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 38
	2020	2019
Revenues
Rental	$ -	$ 115,212
Interest and other	-	887
	-	116,099

Expenses
Interest	-	13,168
Depreciation and amortization	-	27,635
Operating expenses	-	99,031
	-	139,834

NET INCOME (LOSS)	$ -	$ (23,735)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (23,498)

Net income (loss) allocated to other Partners	$ -	$ (237)

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
September 30, 2020
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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 40
	2020	2019
Revenues
Rental	$ -	$ 486,308
Interest and other	-	9,251
	-	495,559

Expenses
Interest	-	80,247
Depreciation and amortization	-	122,649
Operating expenses	-	362,884
	-	565,780

NET INCOME (LOSS)	$ -	$ (70,221)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ -	$ (69,519)

Net income (loss) allocated to other Partners	$ -	$ (702)

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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 41

	2020	2019
Revenues
Rental	$ 1,524,961	$ 1,780,047
Interest and other	38,570	31,950
	1,563,531	1,811,997

Expenses
Interest	275,662	283,344
Depreciation and amortization	280,652	368,462
Operating expenses	1,014,090	1,294,393
	1,570,404	1,946,199

NET INCOME (LOSS)	$ (6,873)	$ (134,202)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (6,804)	$ (132,860)

Net income (loss) allocated to other Partners	$ (69)	$ (1,342)

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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 42
	2020	2019
Revenues
Rental	$ 964,900	$ 1,131,169
Interest and other	44,353	42,952
	1,009,253	1,174,121

Expenses
Interest	187,840	217,395
Depreciation and amortization	244,575	323,583
Operating expenses	781,356	851,969
	1,213,771	1,392,947

NET INCOME (LOSS)	$ (204,518)	$ (218,826)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (202,473)	$ (216,638)

Net income (loss) allocated to other Partners	$ (2,045)	$ (2,188)

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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 43
	2020	2019
Revenues
Rental	$ 430,480	$ 1,312,145
Interest and other	13,457	36,262
	443,937	1,348,407

Expenses
Interest	31,491	113,547
Depreciation and amortization	170,133	372,693
Operating expenses	396,077	1,068,124
	597,701	1,554,364

NET INCOME (LOSS)	$ (153,764)	$ (205,957)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (152,226)	$ (203,897)

Net income (loss) allocated to other Partners	$ (1,538)	$ (2,060)

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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 44
	2020	2019
Revenues
Rental	$ 1,817,906	$ 2,449,364
Interest and other	20,511	51,200
	1,838,417	2,500,564

Expenses
Interest	435,314	553,571
Depreciation and amortization	339,618	513,484
Operating expenses	786,743	1,447,637
	1,561,675	2,514,692

NET INCOME (LOSS)	$ 276,742	$ (14,128)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ 273,975	$ (13,987)

Net income (loss) allocated to other Partners	$ 2,767	$ (141)

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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 45
	2020	2019
Revenues
Rental	$ 1,786,650	$ 3,290,532
Interest and other	24,785	76,870
	1,811,435	3,367,402

Expenses
Interest	270,649	404,349
Depreciation and amortization	447,266	826,542
Operating expenses	1,302,011	2,560,676
	2,019,926	3,791,567

NET INCOME (LOSS)	$ (208,491)	$ (424,165)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (206,406)	$ (419,923)

Net income (loss) allocated to other Partners	$ (2,085)	$ (4,242)

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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 46
	2020	2019
Revenues
Rental	$ 2,325,142	$ 2,487,589
Interest and other	53,365	37,966
	2,378,507	2,525,555

Expenses
Interest	463,915	480,436
Depreciation and amortization	498,424	567,482
Operating expenses	1,445,816	1,529,363
	2,408,155	2,577,281

NET INCOME (LOSS)	$ (29,648)	$ (51,726)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (29,352)	$ (51,209)

Net income (loss) allocated to other Partners	$ (296)	$ (517)

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
September 30, 2020

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

NOTE H - SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Fund has entered into an agreement to transfer the interest in four operating limited partnerships. The estimated transfer price and other terms for the dispositions of the operating limited partnerships have been determined. The estimated proceeds to be received for the operating limited partnerships are $207,500. The estimated gain on the transfer of the operating limited partnerships are $173,700 and are expected to be recognized in the third quarter of fiscal year ending March 31, 2021.

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

On September 11, 2020, Boston Capital Corporation ("BCC"), Boston Capital Companion Limited Partnership ("Companion"), an affiliate of BCC, and certain other affiliates of BCC entered into a definitive agreement with Boston Financial Investment Management, L.P. ("BFIM") and BFBC Holdings GP, LLC, an affiliate of BFIM (together with BFIM, the "BFIM Parties") pursuant to which the BFIM Parties have agreed to acquire 100% of the partnership interests in Companion. Under the terms of the agreement, the BFIM Parties will, through the acquisition of Companion, acquire, among other things, 100% of the partnership interests in Boston Capital Associates IV Limited Partnership, the general partner of the Fund, and 100% of the issued and outstanding common stock of BCTC IV Assignor Corp., the assignor limited partner of the Fund. Subject to receipt of regulatory approvals and satisfaction of other customary closing conditions, the transaction is expected to close in the fourth quarter of 2020.

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2020 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2020 were $224,605 and total fund management fees accrued as of September 30, 2020 were $12,999,648. During the six months ended September 30, 2020, $562,339 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2020.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended September 30, 2020, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in all 14 of the Operating Partnerships.

Prior to the quarter ended September 30, 2020, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in all 29 of the Operating Partnerships.

Prior to the quarter ended September 30, 2020, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended September 30, 2020, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended September 30, 2020, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended September 30, 2020, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 42 of the Operating Partnerships and 3 remain.

Prior to the quarter ended September 30, 2020, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended September 30, 2020, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30, 1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in all 26 of the Operating Partnerships.

Prior to the quarter ended September 30, 2020, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 18 of the Operating Partnerships and 4 remain.

During the quarter ended September 30, 2020, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 1 Operating Partnership in the amount of $785 as of September 30, 2020. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since sold its interest in all 20 of the Operating Partnerships.

Prior to the quarter ended September 30, 2020, Series 30 had released all payments of its capital contributions to the Operating Partnerships.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since sold its interest in all 27 of the Operating Partnerships.

Prior to the quarter ended September 30, 2020, Series 31 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2020, Series 32 had released all payments of its capital contributions to the Operating Partnerships.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 8 of the Operating Partnerships and 2 remain.

Prior to the quarter ended September 30, 2020, Series 33 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2020, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended September 30, 2020, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended September 30, 2020, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in all 7 of the Operating Partnerships.

Prior to the quarter Ended September 30, 2020, Series 37 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2020, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2020, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2020, Series 40 had released all payments of its capital contributions to the Operating Partnerships.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. Series 41 has since sold its interest in 16 of the Operating Partnerships and 7 remain. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended September 30, 2020, Series 41 had released all payments of its capital contributions to the Operating Partnerships.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 17 of the Operating Partnerships and 6 remain.

During the quarter ended September 30, 2020, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 1 Operating Partnership in the amount of $254 as of September 30, 2020. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in September 30, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. Series 43 has since sold its interest in 20 of the Operating Partnerships and 3 remain. The Fund also committed and used $805,160 of Series 43 net offering proceeds to acquire membership interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. In addition, the Fund committed and used $268,451 of Series 43 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended September 30, 2020, Series 43 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2020, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. Series 45 has since sold its interest in 20 of the Operating Partnerships and 11 remain. In addition, the Fund committed and used $302,862 of Series 45 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended September 30, 2020, Series 45 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2020, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of September 30, 2020 and 2019, the Fund held limited partnership interests in 55 and 112 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2020, are as follows:

	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ -	$ -	$ -
Series 21	-	-	-
Series 22	-	-	-
Series 23	-	-	-
Series 24	-	-	-
Series 25	-	-	-
Series 26	4,282	-	4,282
Series 27	-	-	-
Series 28	-	-	-
Series 29	6,651	-	6,651
Series 30	-	-	-
Series 31	-	-	-
Series 32	15,132	6,500	8,632
Series 33	9,777	6,500	3,277
Series 34	6,727	3,000	3,727
Series 35	-	-	-
Series 36	-	-	-
Series 37	-	-	-
Series 38	-	-	-
Series 39	-	-	-
Series 40	-	-	-
Series 41	27,857	2,293	25,564
Series 42	19,260	-	19,260
Series 43	19,371	6,695	12,676
Series 44	30,315	3,274	27,041
Series 45	38,900	25,832	13,068
Series 46	46,333	5,424	40,909
	$224,605	$59,518	$165,087

	6 Months Gross Fund Management Fee	6 Months Asset Management and Reporting Fee	6 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ -	$ -	$ -
Series 21	-	-	-
Series 22	-	-	-
Series 23	-	-	-
Series 24	-	-	-
Series 25	-	-	-
Series 26	8,564	-	8,564
Series 27	-	-	-
Series 28	-	-	-
Series 29	13,505	-	13,505
Series 30	-	-	-
Series 31	-	-	-
Series 32	30,264	6,500	23,764
Series 33	19,554	6,500	13,054
Series 34	13,454	3,000	10,454
Series 35	-	-	-
Series 36	-	-	-
Series 37	-	-	-
Series 38	-	-	-
Series 39	-	-	-
Series 40	-	-	-
Series 41	56,378	4,586	51,792
Series 42	38,519	-	38,519
Series 43	40,719	10,465	30,254
Series 44	60,630	9,494	51,136
Series 45	77,800	33,228	44,572
Series 46	94,822	8,750	86,072
	$454,209	$82,523	$371,686

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

The series did not have any properties as of September 30, 2020 and 2019.

Series 21

The series did not have any properties as of September 30, 2020 and 2019.

Series 22

The series did not have any properties as of September 30, 2020 and 2019.

Series 23

The series did not have any properties as of September 30, 2020 and 2019.

Series 24

As of September 30, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2020.

For the six month periods ended September 30, 2020 and 2019, Series 24 reflects a net loss from Operating Partnerships of $- and $(68,229), respectively, which includes depreciation and amortization of $- and $118,903, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 25

The series did not have any properties as of September 30, 2020 and 2019.

Series 26

As of September 30, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at September 30, 2020, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2020 and 2019, Series 26 reflects a net loss from Operating Partnerships of $(85,891) and $(218,649), respectively, which includes depreciation and amortization of $55,156 and $157,288, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Brookhaven Apartments Partnership, A Louisiana Partners

Series 27

As of September 30, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2020.

For the six month periods ended September 30, 2020 and 2019, Series 27 reflects a net loss from Operating Partnerships of $- and $(73,953), respectively, which includes depreciation and amortization of $- and $67,956, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 28

As of September 30, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2020.

For the six month periods ended September 30, 2020 and 2019, Series 28 reflects a net loss from Operating Partnerships of $- and $(70,774), respectively, which includes depreciation and amortization of $- and $69,046, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 29

As of September 30, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at September 30, 2020, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2020 and 2019, Series 29 reflects a net loss from Operating Partnerships of $(80,758) and $(85,428), respectively, which includes depreciation and amortization of $74,363 and $92,325, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In October 2020, the investment general partner transferred its interest in Ozark Associates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $396,535 and cash proceeds to the investment partnership of $16,000. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $13,000 were returned to cash reserves held by Series 29.

In October 2020, the investment general partner of transferred its interest Westfield Apartments Partnership, A LA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $919,015 and cash proceeds to the investment partnership of $30,000 Of the total proceeds received, $8,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,000 were returned to cash reserves held by Series 29.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

The Lincoln Hotel

Series 30

The series did not have any properties as of September 30, 2020 and 2019.

Series 31

The series did not have any properties as of September 30, 2020 and 2019.

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

Series 32

As of September 30, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at September 30, 2020, all of which were at 100% Qualified Occupancy

For the six month periods ended September 30, 2020 and 2019, Series 32 reflects a net loss from Operating Partnerships of $(168,974) and $(182,657), respectively, which includes depreciation and amortization of $174,189 and $219,045, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Pecan Manor Apartments Partnership, A Louisiana Partnership in Commendam

Parkside Plaza, LLP

Series 33

As of September 30, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at September 30, 2020, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2020 and 2019, Series 33 reflects a net loss from Operating Partnerships of $(51,545) and $(58,426), respectively, which includes depreciation and amortization of $96,068 and $100,726, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 34

As of September 30, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at September 30, 2020, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2020 and 2019, Series 34 reflects a net loss from Operating Partnerships of $(69,291) and $(100,421), respectively, which includes depreciation and amortization of $76,498 and $106,772, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

RHP 96-I, L.P.

Series 35

As of September 30, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2020.

For the six month periods ended September 30, 2020 and 2019, Series 35 reflects a net loss from Operating Partnerships of $- and $(1,539), respectively, which includes depreciation and amortization of $- and $131,653, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 36

As of September 30, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2020.

For the six month periods ended September 30, 2020 and 2019, Series 36 reflects a net loss from Operating Partnerships of $- and $(44,924), respectively, which includes depreciation and amortization of $- and $27,363, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 37

The series did not have any properties as of September 30, 2020 and 2019.

Series 38

As of September 30, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2020.

For the six month periods ended September 30, 2020 and 2019, Series 38 reflects a net loss from Operating Partnerships of $- and $(23,735), respectively, which includes depreciation and amortization of $- and $27,635, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 39

The series did not have any properties as of September 30, 2020 and 2019.

Series 40

As of September 30, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2020.

For the six month periods ended September 30, 2020 and 2019, Series 40 reflects a net loss from Operating Partnerships of $- and $(70,221), respectively, which includes depreciation and amortization of $- and $122,649, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 41

As of September 30, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at September 30, 2020, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2020 and 2019, Series 41 reflects a net loss from Operating Partnerships of $(6,873) and $(134,202), respectively, which includes depreciation and amortization of $280,652 and $368,462, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In August 2020, the investment general partner transferred its interest in Cranberry Cove Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $895,911 and cash proceeds to the investment partnership of $49,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $46,500 were returned to cash reserves held by Series 41. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $46,500 as of September 30, 2020.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Rural Housing Partners of Mendota L.P.

Rural Housing Partners of Mt. Carroll, LP

Rural Housing Partners of Fulton L.P.

Series 42

As of September 30, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at September 30, 2020, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2020 and 2019, Series 42 reflects a net loss from Operating Partnerships of $(204,518) and $(218,826), respectively, which includes depreciation and amortization of $244,575 and $323,583, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In July 2020, the operating general partner of Lynnelle Landing Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on October 1, 2020. The sales price of the property was $1,650,000, which included the outstanding mortgage balance of approximately $1,014,143 and cash proceeds to the investment partnership of $130,000. Of the total proceeds received by the investment partnership, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $125,000 will be returned to cash reserves held by Series 42.

In October 2020, the investment general partner transferred its interest Wingfield Apartments Partnership II, A LA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $112,922 and cash proceeds to the investment partnership of $31,500 Of the total proceeds received, $6,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $25,000 were returned to cash reserves held by Series 42.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Parkhurst Place Limited Partnership

Series 43

As of September 30, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at September 30, 2020, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2020 and 2019, Series 43 reflects a net loss from Operating Partnerships of $(153,764) and $(205,957), respectively, which includes depreciation and amortization of $170,133 and $372,693, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In September 2020, the investment general partner transferred its interest in Charlevoix Apartments LDHA, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,013,428 and cash proceeds to the investment partnership of $8,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $5,500 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $5,500 as of September 30, 2020.

In September 2020, the investment general partner transferred its interest in Cloverlane Apartments - Lakeview Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $61,559 and cash proceeds to the investment partnership of $70,800. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $68,300 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $68,300 as of September 30, 2020.

In September 2020, the investment general partner transferred its interest in Lakewood Apartments - Saranac Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $684,395 and cash proceeds to the investment partnership of $4,800. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $2,300 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $2,300 as of September 30, 2020.

In September 2020, the investment general partner transferred its interest in Parkside Apartments - Coleman LDHA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $357,178 and cash proceeds to the investment partnership of $8,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $5,500 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $5,500 as of September 30, 2020.

In September 2020, the investment general partner transferred its interest in Riverview Apartments - Blissfield LDHA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $515,806 and cash proceeds to the investment partnership of $6,400 Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $3,900 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $3,900 as of September 30, 2020.

In September 2020, the investment general partner transferred its interest in Strawberry Lake Apartments - Norway LDHA LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $652,289 and cash proceeds to the investment partnership of $6,400. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $3,900 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $3,900 as of September 30, 2020.

In September 2020, the investment general partner transferred its interest in New Chester Townhouses II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $630,455 and cash proceeds to the investment partnership of $13,650. Of the total proceeds received, $4,375 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $875 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $8,400 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $8,400 as of September 30, 2020.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Parkside Plaza, LLP

Series 44

As of September 30, 2020 and 2019, the average Qualified Occupancy was 100%. The series had a total of 3 properties at September 30, 2020, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2020 and 2019, Series 44 reflects a net income (loss) from Operating Partnerships of $276,742 and $(14,128), respectively, which includes depreciation and amortization of $339,618 and $513,484, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 45

As of September 30, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2020, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2020 and 2019, Series 45 reflects a net loss from Operating Partnerships of $(208,491) and $(424,165), respectively, which includes depreciation and amortization of $447,266 and $826,542, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In February 2020, the operating general partner of Ridge Crest Apartments, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on September 3, 2020. The sales price of the property was $4,000,000, which included the outstanding mortgage balance of approximately $2,878,985. Cash proceeds from the sale resulted in a total cash payment to the investment partnership of $210,224. Of the total proceeds received by the investment partnership, $22,432 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $3,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $184,792 will be returned to cash reserves held by Series 45. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $184,792 as of September 30, 2020.

In September 2020, the investment general partner transferred its interest Mill Race Apartments - Plainwell Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $726,236 and cash proceeds to the investment partnership of $17,400 Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $14,900 were returned to cash reserves held by Series 45. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $14,900 as of September 30, 2020.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

University Plaza Investment Group, LLLP

Series 46

As of September 30, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2020, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2020 and 2019, Series 46 reflects a net loss from Operating Partnerships of $(29,648) and $(51,726), respectively, which includes depreciation and amortization of $498,424 and $567,482, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Linden-Shawnee Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Shawnee, OK. The property continued to operate below breakeven throughout 2019 and into 2020. As of September 30 2020, occupancy is 93%. The investment limited partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Linden-Shawnee Partners, L.P. expires on December 31, 2020.

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit garden style property located in McComb, MS. The 2019 the property operated below breakeven due to elevated operating expenses. Occupancy averaged 94% through September 30, 2020. The investment limited partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Saint Martin Apartments, L.P. expires on December 31, 2020.

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

There were no changes in the Fund's or any Series' internal control over financial reporting that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Fund's or any Series' internal control over financial reporting.

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

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: November 12, 2020		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 12, 2020	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

November 12, 2020	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.