Form 10-Q
period 2020-12-31
BF Garden Tax Credit Fund IV L.P.
filed 2021-02-12
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2020
or
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number        0-26200

BF GARDEN TAX CREDIT FUND IV L.P.

(Exact name of registrant as specified in its charter)

Delaware	04-3208648
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Arch Street, 13th Floor Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip Code)

(888) 773-1487
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

BF GARDEN TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2020

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	6,830,017	6,622,109
Other assets	3,788	15,088
	$6,833,805	$6,637,197
LIABILITIES

Accounts payable and accrued expenses	$70,875	$16,000
Accounts payable affiliates (Note C)	12,801,964	13,107,778
Capital contributions payable	785	1,039
	12,873,624	13,124,817
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 82,926,053 outstanding as of December 31, 2020 and March 31, 2020.	(5,599,509)	(6,042,833)
General Partner	(440,310)	(444,787)
	(6,039,819)	(6,487,620)
	$6,833,805	$6,637,197

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-
	$-	$-
LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	-	-
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,828,200 outstanding as of December 31, 2020 and March 31, 2020.	(754,767)	(754,767)
General Partner	754,767	754,767
	-	-
	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-
	$-	$-
LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	-	-
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of December 31, 2020 and March 31, 2020.	(898,231)	(898,231)
General Partner	898,231	898,231
	-	-
	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-
	$-	$-
LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	-	-
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,550,145 outstanding as of December 31, 2020 and March 31, 2020.	(2,448,362)	(2,448,362)
General Partner	2,448,362	2,448,362
	-	-
	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-
	$-	$-
LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	-	-
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,303,327 outstanding as of December 31, 2020 and March 31, 2020.	(224,264)	(224,264)
General Partner	224,264	224,264
	-	-
	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-
	$-	$-
LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	-	-
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,150,053 outstanding as of December 31, 2020 and March 31, 2020.	173,404	173,404
General Partner	(173,404)	(173,404)
	-	-
	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-
	$-	$-
LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	-	-
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of December 31, 2020 and March 31, 2020.	219,815	219,815
General Partner	(219,815)	(219,815)
	-	-
	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	547,061	576,004
Other assets	-	-
	$547,061	$576,004
LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	8,563	-
Capital contributions payable	-	-
	8,563	-
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,929,074 outstanding as of December 31, 2020 and March 31, 2020.	851,455	888,586
General Partner	(312,957)	(312,582)
	538,498	576,004
	$547,061	$576,004

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-
	$-	$-
LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	-	-
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,431,350 outstanding as of December 31, 2020 and March 31, 2020.	133,264	133,264
General Partner	(133,264)	(133,264)
	-	-
	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-
	$-	$-
LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	-	-
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,979,139 outstanding as of December 31, 2020 and March 31, 2020.	275,140	275,140
General Partner	(275,140)	(275,140)
	-	-
	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	175,900	157,446
Other assets	-	-
	$175,900	$157,446
LIABILITIES

Accounts payable and accrued expenses	$11,000	$-
Accounts payable affiliates (Note C)	3,124,009	3,105,875
Capital contributions payable	785	785
	3,135,794	3,106,660
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $ 10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,923,225 outstanding as of December 31, 2020 and March 31, 2020.	(2,591,648)	(2,581,075)
General Partner	(368,246)	(368,139)
	(2,959,894)	(2,949,214)
	$175,900	$157,446

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-
	$-	$-
LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	-	-
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,621,200 outstanding as of December 31, 2020 and March 31, 2020.	(883,119)	(883,119)
General Partner	883,119	883,119
	-	-
	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-
	$-	$-
LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	-	-
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,375,757 outstanding as of December 31, 2020 and March 31, 2020.	353,529	353,529
General Partner	(353,529)	(353,529)
	-	-
	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	248,940	193,203
Other assets	-	-
	$248,940	$193,203
LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	128,907	83,511
Capital contributions payable	-	-
	128,907	83,511
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,715,798 outstanding as of December 31, 2020 and March 31, 2020.	525,197	514,959
General Partner	(405,164)	(405,267)
	120,033	109,692
	$248,940	$193,203

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	536,101	561,941
Other assets	-	-
	$536,101	$561,941
LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	19,554	-
Capital contributions payable	-	-
	19,554	-
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,606,833 outstanding as of December 31, 2020 and March 31, 2020.	737,162	782,102
General Partner	(220,615)	(220,161)
	516,547	561,941
	$536,101	$561,941

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	135,920	148,344
Other assets	-	-
	$135,920	$148,344
LIABILITIES

Accounts payable and accrued expenses	$2,000	$-
Accounts payable affiliates (Note C)	2,465,153	2,445,674
Capital contributions payable	-	-
	2,467,153	2,445,674
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,477,719 outstanding as of December 31, 2020 and March 31, 2020.	(2,007,531)	(1,973,967)
General Partner	(323,702)	(323,363)
	(2,331,233)	(2,297,330)
	$135,920	$148,344

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-
	$-	$-
LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	-	-
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,277,913 outstanding as of December 31, 2020 and March 31, 2020.	223,088	223,088
General Partner	(223,088)	(223,088)
	-	-
	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-
	$-	$-
LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	-	-
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,083,704 outstanding as of December 31, 2020 and March 31, 2020.	148,221	148,221
General Partner	(148,221)	(148,221)
	-	-
	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-
	$-	$-
LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	-	-
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,489,100 outstanding as of December 31, 2020 and March 31, 2020.	205,359	205,359
General Partner	(205,359)	(205,359)
	-	-
	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-
	$-	$-
LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	-	-
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,536,200 outstanding as of December 31, 2020 and March 31, 2020.	188,889	188,889
General Partner	(188,889)	(188,889)
	-	-
	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-
	$-	$-
LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	-	-
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest,$10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of December 31, 2020 and March 31, 2020.	196,043	196,043
General Partner	(196,043)	(196,043)
	-	-
	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-
	$-	$-
LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	-	-
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,611,356 outstanding as of December 31, 2020 and March 31, 2020.	216,900	216,900
General Partner	(216,900)	(216,900)
	-	-
	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	386,726	352,239
Other assets	-	-
	$386,726	$352,239
LIABILITIES

Accounts payable and accrued expenses	$2,500	$-
Accounts payable affiliates (Note C)	2,730,736	2,647,829
Capital contributions payable	-	-
	2,733,236	2,647,829
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,867,676 outstanding as of December 31, 2020 and March 31, 2020.	(2,073,877)	(2,023,466)
General Partner	(272,633)	(272,124)
	(2,346,510)	(2,295,590)
	$386,726	$352,239

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,321,164	1,607,893
Other assets	-	11,300
	$2,321,164	$1,619,193
LIABILITIES

Accounts payable and accrued expenses	$23,000	$-
Accounts payable affiliates (Note C)	32,686	-
Capital contributions payable	-	254
	55,686	254
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,716,362 outstanding as of December 31, 2020 and March 31, 2020.	2,483,761	1,843,687
General Partner	(218,283)	(224,748)
	2,265,478	1,618,939
	$2,321,164	$1,619,193

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,576,998	1,416,291
Other assets	-	-
	$1,576,998	$1,416,291
LIABILITIES

Accounts payable and accrued expenses	$26,875	$-
Accounts payable affiliates (Note C)	24,186	-
Capital contributions payable	-	-
	51,061	-
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,617,987 outstanding as of December 31, 2020 and March 31, 2020.	1,832,199	1,723,649
General Partner	(306,262)	(307,358)
	1,525,937	1,416,291
	$1,576,998	$1,416,291

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	133,089	321,693
Other assets	-	-
	$133,089	$321,693
LIABILITIES

Accounts payable and accrued expenses	$-	$4,000
Accounts payable affiliates (Note C)	369,174	362,671
Capital contributions payable	-	-
	369,174	366,671
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,687,173 outstanding as of December 31, 2020 and March 31, 2020.	3,724	192,920
General Partner	(239,809)	(237,898)
	(236,085)	(44,978)
	$133,089	$321,693

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	280,464	859,371
Other assets	-	-
	$280,464	$859,371
LIABILITIES

Accounts payable and accrued expenses	$5,500	$12,000
Accounts payable affiliates (Note C)	1,715,960	2,351,836
Capital contributions payable	-	-
	1,721,460	2,363,836
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 3,996,467 outstanding as of December 31, 2020 and March 31, 2020.	(1,072,924)	(1,135,758)
General Partner	(368,072)	(368,707)
	(1,440,996)	(1,504,465)
	$280,464	$859,371

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	December 31, 2020	March 31, 2020
INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	487,654	427,684
Other assets	3,788	3,788
	$491,442	$431,472
LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,183,036	2,110,382
Capital contributions payable	-	-
	2,183,036	2,110,382
PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,965,635 outstanding as of December 31, 2020 and March 31, 2020.	(1,411,936)	(1,399,379)
General Partner	(279,658)	(279,531)
	(1,691,594)	(1,678,910)
	$491,442	$431,472

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2020	2019
Income
Interest income	$1,478	$89,644
Other income	14,602	14,121
	16,080	103,765

Gain (loss) on disposition of Operating Partnerships	935,865	3,289,789

Expenses
Professional fees	83,296	36,645
Fund management fee, net (Note C)	183,794	287,360
General and administrative expenses	46,701	475,661
	313,791	799,666

NET INCOME (LOSS)	$638,154	$2,593,888

Net income (loss) allocated to assignees	$631,773	$2,567,946

Net income (loss) allocated to general partner	$6,381	$25,942

Net income (loss) per BAC	$.01	$.03

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 20

	2020	2019
Income
Interest income	$-	$-
Other income	-	-
	-	-

Gain (loss) on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 21

	2020	2019
Income
Interest income	$-	$-
Other income	-	-
	-	-

Gain (loss) on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 22

	2020	2019
Income
Interest income	$-	$-
Other income	-	-
	-	-

Gain (loss) on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 23

	2020	2019
Income
Interest income	$-	$-
Other income	-	-
	-	-

Gain (loss) on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 24

	2020	2019
Income
Interest income	$-	$1,037
Other income	-	-
	-	1,037

Gain (loss) on disposition of Operating Partnerships	-	278,516

Expenses
Professional fees	-	1,181
Fund management fee, net (Note C)	-	7,799
General and administrative expenses	-	47,951
	-	56,931

NET INCOME (LOSS)	$-	$222,622

Net income (loss) allocated to assignees	$-	$220,396

Net income (loss) allocated to general partner	$-	$2,226

Net income (loss) per BAC	$-	$.10

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 25

	2020	2019
Income
Interest income	$-	$-
Other income	-	-
	-	-

Gain (loss) on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 26

	2020	2019
Income
Interest income	$94	$3,178
Other income	-	-
	94	3,178

Gain (loss) on disposition of Operating Partnerships	18,800	109,433

Expenses
Professional fees	5,240	1,181
Fund management fee, net (Note C)	4,281	13,317
General and administrative expenses	5,489	11,097
	15,010	25,595

NET INCOME (LOSS)	$3,884	$87,016

Net income (loss) allocated to assignees	$3,845	$86,146

Net income (loss) allocated to general partner	$39	$870

Net income (loss) per BAC	$.00	$.02

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 27

	2020	2019
Income
Interest income	$-	$14,817
Other income	-	-
	-	14,817

Gain (loss) on disposition of Operating Partnerships	-	79,844

Expenses
Professional fees	-	1,459
Fund management fee, net (Note C)	-	5,730
General and administrative expenses	-	70,185
	-	77,374

NET INCOME (LOSS)	$-	$17,287

Net income (loss) allocated to assignees	$-	$17,114

Net income (loss) allocated to general partner	$-	$173

Net income (loss) per BAC	$-	$.01

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 28

	2020	2019
Income
Interest income	$-	$1,920
Other income	-	-
	-	1,920

Gain (loss) on disposition of Operating Partnerships	-	66,148

Expenses
Professional fees	-	1,181
Fund management fee, net (Note C)	-	5,520
General and administrative expenses	-	9,975
	-	16,676

NET INCOME (LOSS)	$-	$51,392

Net income (loss) allocated to assignees	$-	$50,878

Net income (loss) allocated to general partner	$-	$514

Net income (loss) per BAC	$-	$.01

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 29

	2020	2019
Income
Interest income	$29	$1,190
Other income	-	-
	29	1,190

Gain (loss) on disposition of Operating Partnerships	35,000	-

Expenses
Professional fees	4,972	1,181
Fund management fee, net (Note C)	4,629	4,260
General and administrative expenses	5,303	10,948
	14,904	16,389

NET INCOME (LOSS)	$20,125	$(15,199)

Net income (loss) allocated to assignees	$19,924	$(15,047)

Net income (loss) allocated to general partner	$201	$(152)

Net income (loss) per BAC	$.01	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 30

	2020	2019
Income
Interest income	$-	$-
Other income	-	-
	-	-

Gain (loss) on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 31

	2020	2019
Income
Interest income	$-	$7,499
Other income	-	-
	-	7,499

Gain (loss) on disposition of Operating Partnerships	-	900

Expenses
Professional fees	-	1,181
Fund management fee, net (Note C)	-	(6,531)
General and administrative expenses	-	49,288
	-	43,938

NET INCOME (LOSS)	$-	$(35,539)

Net income (loss) allocated to assignees	$-	$(35,184)

Net income (loss) allocated to general partner	$-	$(355)

Net income (loss) per BAC	$-	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 32

	2020	2019
Income
Interest income	$35	$1,541
Other income	-	-
	35	1,541

Gain (loss) on disposition of Operating Partnerships	79,208	159,553

Expenses
Professional fees	5,026	1,181
Fund management fee, net (Note C)	15,132	19,795
General and administrative expenses	5,465	10,962
	25,623	31,938

NET INCOME (LOSS)	$53,620	$129,156

Net income (loss) allocated to assignees	$53,084	$127,864

Net income (loss) allocated to general partner	$536	$1,292

Net income (loss) per BAC	$.01	$.03

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,

(Unaudited)

Series 33

	2020	2019
Income
Interest income	$98	$2,594
Other income	-	-
	98	2,594

Gain (loss) on disposition of Operating Partnerships	-	26,962

Expenses
Professional fees	3,996	1,181
Fund management fee, net (Note C)	9,777	9,777
General and administrative expenses	3,279	7,130
	17,052	18,088

NET INCOME (LOSS)	$(16,954)	$11,468

Net income (loss) allocated to assignees	$(16,784)	$11,353

Net income (loss) allocated to general partner	$(170)	$115

Net income (loss) per BAC	$(.01)	$.00

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 34

	2020	2019
Income
Interest income	$24	$2,533
Other income	-	-
	24	2,533

Gain (loss) on disposition of Operating Partnerships	20,800	27,000

Expenses
Professional fees	4,463	1,181
Fund management fee, net (Note C)	4,825	9,756
General and administrative expenses	4,266	8,938
	13,554	19,875

NET INCOME (LOSS)	$7,270	$9,658

Net income (loss) allocated to assignees	$7,197	$9,562

Net income (loss) allocated to general partner	$73	$96

Net income (loss) per BAC	$.00	$.00

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 35

	2020	2019
Income
Interest income	$-	$8,309
Other income	-	-
	-	8,309

Gain (loss) on disposition of Operating Partnerships	-	1,414,642

Expenses
Professional fees	-	1,835
Fund management fee, net (Note C)	-	8,235
General and administrative expenses	-	47,764
	-	57,834

NET INCOME (LOSS)	$-	$1,365,117

Net income (loss) allocated to assignees	$-	$1,351,466

Net income (loss) allocated to general partner	$-	$13,651

Net income (loss) per BAC	$-	$.41

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 36

	2020	2019
Income
Interest income	$-	$5,977
Other income	-	-
	-	5,977

Gain (loss) on disposition of Operating Partnerships	-	105,658

Expenses
Professional fees	-	1,181
Fund management fee, net (Note C)	-	2,739
General and administrative expenses	-	45,349
	-	49,269

NET INCOME (LOSS)	$-	$62,366

Net income (loss) allocated to assignees	$-	$61,743

Net income (loss) allocated to general partner	$-	$623

Net income (loss) per BAC	$-	$.03

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 37

	2020	2019
Income
Interest income	$-	$-
Other income	-	-
	-	-

Gain (loss) on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 38

	2020	2019
Income
Interest income	$-	$6,829
Other income	-	-
	-	6,829

Gain (loss) on disposition of Operating Partnerships	-	42,783

Expenses
Professional fees	-	1,181
Fund management fee, net (Note C)	-	2,742
General and administrative expenses	-	47,372
	-	51,295

NET INCOME (LOSS)	$-	$(1,683)

Net income (loss) allocated to assignees	$-	$(1,667)

Net income (loss) allocated to general partner	$-	$(16)

Net income (loss) per BAC	$-	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 39

	2020	2019
Income
Interest income	$-	$-
Other income	-	-
	-	-

Gain (loss) on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 40

	2020	2019
Income
Interest income	$-	$1,717
Other income	-	-
	-	1,717

Gain (loss) on disposition of Operating Partnerships	-	408,469

Expenses
Professional fees	-	1,181
Fund management fee, net (Note C)	-	11,828
General and administrative expenses	-	52,846
	-	65,855

NET INCOME (LOSS)	$-	$344,331

Net income (loss) allocated to assignees	$-	$340,887

Net income (loss) allocated to general partner	$-	$3,444

Net income (loss) per BAC	$-	$.13

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 41

	2020	2019
Income
Interest income	$66	$1,653
Other income	-	-
	66	1,653

Gain (loss) on disposition of Operating Partnerships	18,000	1,250

Expenses
Professional fees	4,629	1,181
Fund management fee, net (Note C)	26,529	34,077
General and administrative expenses	3,552	8,797
	34,710	44,055

NET INCOME (LOSS)	$(16,644)	$(41,152)

Net income (loss) allocated to assignees	$(16,478)	$(40,741)

Net income (loss) allocated to general partner	$(166)	$(411)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 42

	2020	2019
Income
Interest income	$289	$5,478
Other income	14,298	13,734
	14,587	19,212

Gain (loss) on disposition of Operating Partnerships	722,454	381,658

Expenses
Professional fees	4,367	6,409
Fund management fee, net (Note C)	11,801	23,690
General and administrative expenses	3,236	7,926
	19,404	38,025

NET INCOME (LOSS)	$717,637	$362,845

Net income (loss) allocated to assignees	$710,461	$359,216

Net income (loss) allocated to general partner	$7,176	$3,629

Net income (loss) per BAC	$.26	$.13

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 43

	2020	2019
Income
Interest income	$242	$7,367
Other income	304	-
	546	7,367

Gain (loss) on disposition of Operating Partnerships	79,835	21,923

Expenses
Professional fees	5,075	1,181
Fund management fee, net (Note C)	3,940	19,392
General and administrative expenses	4,188	9,912
	13,203	30,485

NET INCOME (LOSS)	$67,178	$(1,195)

Net income (loss) allocated to assignees	$66,507	$(1,183)

Net income (loss) allocated to general partner	$671	$(12)

Net income (loss) per BAC	$.02	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 44

	2020	2019
Income
Interest income	$49	$9,849
Other income	-	-
	49	9,849

Gain (loss) on disposition of Operating Partnerships	(83,058)	64,602

Expenses
Professional fees	4,427	1,181
Fund management fee, net (Note C)	29,565	43,979
General and administrative expenses	3,456	7,751
	37,448	52,911

NET INCOME (LOSS)	$(120,457)	$21,540

Net income (loss) allocated to assignees	$(119,253)	$21,324

Net income (loss) allocated to general partner	$(1,204)	$216

Net income (loss) per BAC	$(.04)	$.01

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 45

	2020	2019
Income
Interest income	$91	$3,564
Other income	-	387
	91	3,951

Gain (loss) on disposition of Operating Partnerships	-	100,448

Expenses
Professional fees	35,429	5,826
Fund management fee, net (Note C)	28,713	51,232
General and administrative expenses	4,637	12,017
	68,779	69,075

NET INCOME (LOSS)	$(68,688)	$35,324

Net income (loss) allocated to assignees	$(68,001)	$34,971

Net income (loss) allocated to general partner	$(687)	$353

Net income (loss) per BAC	$(.02)	$.01

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 46

	2020	2019
Income
Interest income	$461	$2,592
Other income	-	-
	461	2,592

Gain (loss) on disposition of Operating Partnerships	44,826	-

Expenses
Professional fees	5,672	4,582
Fund management fee, net (Note C)	44,602	20,023
General and administrative expenses	3,830	9,453
	54,104	34,058

NET INCOME (LOSS)	$(8,817)	$(31,466)

Net income (loss) allocated to assignees	$(8,729)	$(31,152)

Net income (loss) allocated to general partner	$(88)	$(314)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

	2020	2019
Income
Interest income	$9,373	$247,584
Other income	132,610	226,241
	141,983	473,825

Gain (loss) on disposition of Operating Partnerships	1,366,857	15,140,452

Expenses
Professional fees	300,336	364,341
Fund management fee, net (Note C)	555,480	873,135
General and administrative expenses	205,223	702,000
	1,061,039	1,939,476

NET INCOME (LOSS)	$447,801	$13,674,801

Net income (loss) allocated to assignees	$443,324	$13,538,052

Net income (loss) allocated to general partner	$4,477	$136,749

Net income (loss) per BAC	$.01	$.16

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 20

	2020	2019
Income
Interest income	$-	$-
Other income	-	-
	-	-

Gain (loss) on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 21

	2020	2019
Income
Interest income	$-	$-
Other income	-	-
	-	-

Gain (loss) on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 22

	2020	2019
Income
Interest income	$-	$-
Other income	-	-
	-	-

Gain (loss) on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 23

	2020	2019
Income
Interest income	$-	$-
Other income	-	-
	-	-

Gain (loss) on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 24

	2020	2019
Income
Interest income	$-	$2,719
Other income	-	1,680
	-	4,399

Gain (loss) on disposition of Operating Partnerships	-	278,516

Expenses
Professional fees	-	15,614
Fund management fee, net (Note C)	-	26,041
General and administrative expenses	-	58,465
	-	100,120

NET INCOME (LOSS)	$-	$182,795

Net income (loss) allocated to assignees	$-	$180,967

Net income (loss) allocated to general partner	$-	$1,828

Net income (loss) per BAC	$-	$.08

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 25

	2020	2019
Income
Interest income	$-	$-
Other income	-	-
	-	-

Gain (loss) on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 26

	2020	2019
Income
Interest income	$938	$5,615
Other income	-	420
	938	6,035

Gain (loss) on disposition of Operating Partnerships	18,800	109,433

Expenses
Professional fees	23,408	18,155
Fund management fee, net (Note C)	12,845	40,193
General and administrative expenses	20,991	26,272
	57,244	84,620

NET INCOME (LOSS)	$(37,506)	$30,848

Net income (loss) allocated to assignees	$(37,131)	$30,540

Net income (loss) allocated to general partner	$(375)	$308

Net income (loss) per BAC	$(.01)	$.01

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 27

	2020	2019
Income
Interest income	$-	$54,890
Other income	-	15,472
	-	70,362

Gain (loss) on disposition of Operating Partnerships	-	856,766

Expenses
Professional fees	-	13,626
Fund management fee, net (Note C)	-	14,620
General and administrative expenses	-	80,756
	-	109,002

NET INCOME (LOSS)	$-	$818,126

Net income (loss) allocated to assignees	$-	$809,945

Net income (loss) allocated to general partner	$-	$8,181

Net income (loss) per BAC	$-	$.33

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 28

	2020	2019
Income
Interest income	$-	$4,896
Other income	-	446
	-	5,342

Gain (loss) on disposition of Operating Partnerships	-	73,248

Expenses
Professional fees	-	15,367
Fund management fee, net (Note C)	-	18,112
General and administrative expenses	-	24,182
	-	57,661

NET INCOME (LOSS)	$-	$20,929

Net income (loss) allocated to assignees	$-	$20,720

Net income (loss) allocated to general partner	$-	$209

Net income (loss) per BAC	$-	$.01

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 29

	2020	2019
Income
Interest income	$279	$2,525
Other income	-	-
	279	2,525

Gain (loss) on disposition of Operating Partnerships	44,500	-

Expenses
Professional fees	18,095	17,633
Fund management fee, net (Note C)	18,134	18,780
General and administrative expenses	19,230	23,452
	55,459	59,865

NET INCOME (LOSS)	$(10,680)	$(57,340)

Net income (loss) allocated to assignees	$(10,573)	$(56,767)

Net income (loss) allocated to general partner	$(107)	$(573)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 30

	2020	2019
Income
Interest income	$-	$-
Other income	-	-
	-	-

Gain (loss) on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 31

	2020	2019
Income
Interest income	$-	$18,039
Other income	-	-
	-	18,039

Gain (loss) on disposition of Operating Partnerships	-	619,800

Expenses
Professional fees	-	21,208
Fund management fee, net (Note C)	-	(66,518)
General and administrative expenses	-	63,777
	-	18,467

NET INCOME (LOSS)	$-	$619,372

Net income (loss) allocated to assignees	$-	$613,178

Net income (loss) allocated to general partner	$-	$6,194

Net income (loss) per BAC	$-	$.14

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 32

	2020	2019
Income
Interest income	$350	$3,589
Other income	10,008	4,320
	10,358	7,909

Gain (loss) on disposition of Operating Partnerships	79,208	159,553

Expenses
Professional fees	19,399	17,495
Fund management fee, net (Note C)	38,896	46,383
General and administrative expenses	20,930	25,817
	79,225	89,695

NET INCOME (LOSS)	$10,341	$77,767

Net income (loss) allocated to assignees	$10,238	$76,989

Net income (loss) allocated to general partner	$103	$778

Net income (loss) per BAC	$.00	$.02

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,

(Unaudited)

Series 33

	2020	2019
Income
Interest income	$794	$4,394
Other income	10,008	14,427
	10,802	18,821

Gain (loss) on disposition of Operating Partnerships	-	1,469,594

Expenses
Professional fees	16,464	16,152
Fund management fee, net (Note C)	22,831	18,991
General and administrative expenses	16,901	18,704
	56,196	53,847

NET INCOME (LOSS)	$(45,394)	$1,434,568

Net income (loss) allocated to assignees	$(44,940)	$1,420,222

Net income (loss) allocated to general partner	$(454)	$14,346

Net income (loss) per BAC	$(.02)	$.54

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 34

	2020	2019
Income
Interest income	$310	$3,992
Other income	-	2,100
	310	6,092

Gain (loss) on disposition of Operating Partnerships	20,800	284,500

Expenses
Professional fees	21,024	14,045
Fund management fee, net (Note C)	15,279	30,617
General and administrative expenses	18,710	20,201
	55,013	64,863

NET INCOME (LOSS)	$(33,903)	$225,729

Net income (loss) allocated to assignees	$(33,564)	$223,472

Net income (loss) allocated to general partner	$(339)	$2,257

Net income (loss) per BAC	$(.01)	$.06

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 35

	2020	2019
Income
Interest income	$-	$34,037
Other income	-	5,963
	-	40,000

Gain (loss) on disposition of Operating Partnerships	-	1,555,642

Expenses
Professional fees	-	13,305
Fund management fee, net (Note C)	-	25,535
General and administrative expenses	-	58,889
	-	97,729

NET INCOME (LOSS)	$-	$1,497,913

Net income (loss) allocated to assignees	$-	$1,482,934

Net income (loss) allocated to general partner	$-	$14,979

Net income (loss) per BAC	$-	$.45

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 36

	2020	2019
Income
Interest income	$-	$26,478
Other income	-	-
	-	26,478

Gain (loss) on disposition of Operating Partnerships	-	581,982

Expenses
Professional fees	-	13,973
Fund management fee, net (Note C)	-	10,650
General and administrative expenses	-	56,198
	-	80,821

NET INCOME (LOSS)	$-	$527,639

Net income (loss) allocated to assignees	$-	$522,363

Net income (loss) allocated to general partner	$-	$5,276

Net income (loss) per BAC	$-	$.25

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 37

	2020	2019
Income
Interest income	$-	$-
Other income	-	-
	-	-

Gain (loss) on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 38

	2020	2019
Income
Interest income	$-	$19,192
Other income	-	5,700
	-	24,892

Gain (loss) on disposition of Operating Partnerships	-	1,506,757

Expenses
Professional fees	-	14,670
Fund management fee, net (Note C)	-	19,065
General and administrative expenses	-	57,561
	-	91,296

NET INCOME (LOSS)	$-	$1,440,353

Net income (loss) allocated to assignees	$-	$1,425,949

Net income (loss) allocated to general partner	$-	$14,404

Net income (loss) per BAC	$-	$.56

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 39

	2020	2019
Income
Interest income	$-	$-
Other income	-	-
	-	-

Gain (loss) on disposition of Operating Partnerships	-	-

Expenses
Professional fees	-	-
Fund management fee, net (Note C)	-	-
General and administrative expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to assignees	$-	$-

Net income (loss) allocated to general partner	$-	$-

Net income (loss) per BAC	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 40

	2020	2019
Income
Interest income	$-	$3,050
Other income	-	6,639
	-	9,689

Gain (loss) on disposition of Operating Partnerships	-	2,962,474

Expenses
Professional fees	-	19,462
Fund management fee, net (Note C)	-	44,930
General and administrative expenses	-	62,999
	-	127,391

NET INCOME (LOSS)	$-	$2,844,772

Net income (loss) allocated to assignees	$-	$2,816,324

Net income (loss) allocated to general partner	$-	$28,448

Net income (loss) per BAC	$-	$1.08

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 41

	2020	2019
Income
Interest income	$585	$3,336
Other income	3,392	47,364
	3,977	50,700

Gain (loss) on disposition of Operating Partnerships	64,500	1,250

Expenses
Professional fees	23,467	20,740
Fund management fee, net (Note C)	78,321	86,372
General and administrative expenses	17,609	19,687
	119,397	126,799

NET INCOME (LOSS)	$(50,920)	$(74,849)

Net income (loss) allocated to assignees	$(50,411)	$(74,101)

Net income (loss) allocated to general partner	$(509)	$(748)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 42

	2020	2019
Income
Interest income	$1,818	$15,076
Other income	14,298	23,303
	16,116	38,379

Gain (loss) on disposition of Operating Partnerships	722,454	381,658

Expenses
Professional fees	24,791	28,275
Fund management fee, net (Note C)	50,320	69,314
General and administrative expenses	16,920	18,462
	92,031	116,051

NET INCOME (LOSS)	$646,539	$303,986

Net income (loss) allocated to assignees	$640,074	$300,946

Net income (loss) allocated to general partner	$6,465	$3,040

Net income (loss) per BAC	$.24	$.11

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 43

	2020	2019
Income
Interest income	$2,054	$15,202
Other income	1,542	5,862
	3,596	21,064

Gain (loss) on disposition of Operating Partnerships	186,635	1,277,506

Expenses
Professional fees	27,629	25,852
Fund management fee, net (Note C)	34,194	65,628
General and administrative expenses	18,762	21,455
	80,585	112,935

NET INCOME (LOSS)	$109,646	$1,185,635

Net income (loss) allocated to assignees	$108,550	$1,173,779

Net income (loss) allocated to general partner	$1,096	$11,856

Net income (loss) per BAC	$.03	$.32

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 44

	2020	2019
Income
Interest income	$576	$14,753
Other income	11,054	12,755
	11,630	27,508

Gain (loss) on disposition of Operating Partnerships	(83,058)	2,921,325

Expenses
Professional fees	21,710	16,629
Fund management fee, net (Note C)	80,701	129,261
General and administrative expenses	17,268	18,256
	119,679	164,146

NET INCOME (LOSS)	$(191,107)	$2,784,687

Net income (loss) allocated to assignees	$(189,196)	$2,756,840

Net income (loss) allocated to general partner	$(1,911)	$27,847

Net income (loss) per BAC	$(.07)	$1.03

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 45

	2020	2019
Income
Interest income	$597	$11,017
Other income	31,189	31,426
	31,786	42,443

Gain (loss) on disposition of Operating Partnerships	199,692	100,448

Expenses
Professional fees	75,026	37,725
Fund management fee, net (Note C)	73,285	160,668
General and administrative expenses	19,698	26,294
	168,009	224,687

NET INCOME (LOSS)	$63,469	$(81,796)

Net income (loss) allocated to assignees	$62,834	$(80,978)

Net income (loss) allocated to general partner	$635	$(818)

Net income (loss) per BAC	$.02	$(.02)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 46

	2020	2019
Income
Interest income	$1,072	$4,784
Other income	51,119	48,364
	52,191	53,148

Gain (loss) on disposition of Operating Partnerships	113,326	-

Expenses
Professional fees	29,323	24,415
Fund management fee, net (Note C)	130,674	114,493
General and administrative expenses	18,204	20,573
	178,201	159,481

NET INCOME (LOSS)	$(12,684)	$(106,333)

Net income (loss) allocated to assignees	$(12,557)	$(105,270)

Net income (loss) allocated to general partner	$(127)	$(1,063)

Net income (loss) per BAC	$(.00)	$(.04)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Partners' capital (deficit) April 1, 2020	$(6,042,833)	$(444,787)	$(6,487,620)

Net income (loss)	(189,479)	(1,915)	(191,394)

Partners' capital (deficit), June 30, 2020	(6,232,312)	(446,702)	(6,679,014)

Net income (loss)	1,030	11	1,041

Partners' capital (deficit), September 30, 2020	$(6,231,282)	$(446,691)	$(6,677,973)

Net income (loss)	631,773	6,381	638,154

Partners' capital (deficit), December 31, 2020	$(5,599,509)	$(440,310)	$(6,039,819)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 20
Partners' capital (deficit) April 1, 2020	$(754,767)	$754,767	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	(754,767)	754,767	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$(754,767)	$754,767	$-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2020	$(754,767)	$754,767	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 21
Partners' capital (deficit) April 1, 2020	$(898,231)	$898,231	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	(898,231)	898,231	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	(898,231)	898,231	-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2020	$(898,231)	$898,231	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 22
Partners' capital (deficit) April 1, 2020	$(2,448,362)	$2,448,362	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	(2,448,362)	2,448,362	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$(2,448,362)	$2,448,362	$-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2020	$(2,448,362)	$2,448,362	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 23
Partners' capital (deficit) April 1, 2020	$(224,264)	$224,264	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	(224,264)	224,264	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$(224,264)	$224,264	$-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2020	$(224,264)	$224,264	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019

(Unaudited)

	Assignees	General Partner	Total
Series 24
Partners' capital (deficit) April 1, 2020	$173,404	$(173,404)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	173,404	(173,404)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$173,404	$(173,404)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2020	$173,404	$(173,404)	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 25
Partners' capital (deficit) April 1, 2020	$219,815	$(219,815)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	219,815	(219,815)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	219,815	(219,815)	-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2020	$219,815	$(219,815)	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019

(Unaudited)

	Assignees	General Partner	Total
Series 26
Partners' capital (deficit) April 1, 2020	$888,586	$(312,582)	$576,004

Net income (loss)	(15,508)	(157)	(15,665)

Partners' capital (deficit), June 30, 2020	873,078	(312,739)	560,339

Net income (loss)	(25,468)	(257)	(25,725)

Partners' capital (deficit), September 30, 2020	$847,610	$(312,996)	$534,614

Net income (loss)	3,845	39	3,884

Partners' capital (deficit), December 31, 2020	$851,455	$(312,957)	$538,498

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 27
Partners' capital (deficit) April 1, 2020	$133,264	$(133,264)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	133,264	(133,264)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$133,264	$(133,264)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2020	$133,264	$(133,264)	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 28
Partners' capital (deficit) April 1, 2020	$275,140	$(275,140)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	275,140	(275,140)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$275,140	$(275,140)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2020	$275,140	$(275,140)	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 29
Partners' capital (deficit) April 1, 2020	$(2,581,075)	$(368,139)	$(2,949,214)

Net income (loss)	(7,010)	(71)	(7,081)

Partners' capital (deficit), June 30, 2020	(2,588,085)	(368,210)	(2,956,295)

Net income (loss)	(23,487)	(237)	(23,724)

Partners' capital (deficit), September 30, 2020	$(2,611,572)	$(368,447)	$(2,980,019)

Net income (loss)	19,924	201	20,125

Partners' capital (deficit), December 31, 2020	$(2,591,648)	$(368,246)	$(2,959,894)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 30
Partners' capital (deficit) April 1, 2020	$(883,119)	$883,119	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	(883,119)	883,119	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$(883,119)	$883,119	$-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2020	$(883,119)	$883,119	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 31
Partners' capital (deficit) April 1, 2020	$353,529	$(353,529)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	353,529	(353,529)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$353,529	$(353,529)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2020	$353,529	$(353,529)	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 32
Partners' capital (deficit) April 1, 2020	$514,959	$(405,267)	$109,692

Net income (loss)	(26,064)	(263)	(26,327)

Partners' capital (deficit), June 30, 2020	488,895	(405,530)	83,365

Net income (loss)	(16,782)	(170)	(16,952)

Partners' capital (deficit), September 30, 2020	$472,113	$(405,700)	$66,413

Net income (loss)	53,084	536	53,620

Partners' capital (deficit), December 31, 2020	$525,197	$(405,164)	$120,033

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 33
Partners' capital (deficit) April 1, 2020	$782,102	$(220,161)	$561,941

Net income (loss)	(18,763)	(190)	(18,953)

Partners' capital (deficit), June 30, 2020	763,339	(220,351)	542,988

Net income (loss)	(9,393)	(94)	(9,487)

Partners' capital (deficit), September 30, 2020	$753,946	$(220,445)	$533,501

Net income (loss)	(16,784)	(170)	(16,954)

Partners' capital (deficit), December 31, 2020	$737,162	$(220,615)	$516,547

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 34
Partners' capital (deficit) April 1, 2020	$(1,973,967)	$(323,363)	$(2,297,330)

Net income (loss)	(16,791)	(170)	(16,961)

Partners' capital (deficit), June 30, 2020	(1,990,758)	(323,533)	(2,314,291)

Net income (loss)	(23,970)	(242)	(24,212)

Partners' capital (deficit), September 30, 2020	$(2,014,728)	$(323,775)	$(2,338,503)

Net income (loss)	7,197	73	7,270

Partners' capital (deficit), December 31, 2020	$(2,007,531)	$(323,702)	$(2,331,233)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 35
Partners' capital (deficit) April 1, 2020	$223,088	$(223,088)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	223,088	(223,088)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$223,088	$(223,088)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2020	$223,088	$(223,088)	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 36
Partners' capital (deficit) April 1, 2020	$148,221	$(148,221)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	148,221	(148,221)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$148,221	$(148,221)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2020	$148,221	$(148,221)	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 37
Partners' capital (deficit) April 1, 2020	$205,359	$(205,359)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	205,359	(205,359)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$205,359	$(205,359)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2020	$205,359	$(205,359)	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 38
Partners' capital (deficit) April 1, 2020	$188,889	$(188,889)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	188,889	(188,889)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$188,889	$(188,889)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2020	$188,889	$(188,889)	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 39
Partners' capital (deficit) April 1, 2020	$196,043	$(196,043)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2018	196,043	(196,043)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	196,043	(196,043)	-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2020	$196,043	$(196,043)	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 40
Partners' capital (deficit) April 1, 2020	$216,900	$(216,900)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2020	216,900	(216,900)	-

Net income (loss)	-	-	-

Partners' capital (deficit), September 30, 2020	$216,900	$(216,900)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), December 31, 2020	$216,900	$(216,900)	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 41
Partners' capital (deficit) April 1, 2020	$(2,023,466)	$(272,124)	$(2,295,590)

Net income (loss)	(34,428)	(348)	(34,776)

Partners' capital (deficit), June 30, 2020	(2,057,894)	(272,472)	(2,330,366)

Net income (loss)	495	5	500

Partners' capital (deficit), September 30, 2020	$(2,057,399)	$(272,467)	$(2,329,866)

Net income (loss)	(16,478)	(166)	(16,644)

Partners' capital (deficit), December 31, 2020	$(2,073,877)	$(272,633)	$(2,346,510)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 42
Partners' capital (deficit) April 1, 2020	$1,843,687	$(224,748)	$1,618,939

Net income (loss)	(28,809)	(291)	(29,100)

Partners' capital (deficit), June 30, 2020	1,814,878	(225,039)	1,589,839

Net income (loss)	(41,578)	(420)	(41,998)

Partners' capital (deficit), September 30, 2020	$1,773,300	$(225,459)	$1,547,841

Net income (loss)	710,461	7,176	717,637

Partners' capital (deficit), December 31, 2020	$2,483,761	$(218,283)	$2,265,478

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 43
Partners' capital (deficit) April 1, 2020	$1,723,649	$(307,358)	$1,416,291

Net income (loss)	(18,648)	(188)	(18,836)

Partners' capital (deficit), June 30, 2020	1,705,001	(307,546)	1,397,455

Net income (loss)	60,691	613	61,304

Partners' capital (deficit), September 30, 2020	$1,765,692	$(306,933)	$1,458,759

Net income (loss)	66,507	671	67,178

Partners' capital (deficit), December 31, 2020	$1,832,199	$(306,262)	$1,525,937

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 44
Partners' capital (deficit) April 1, 2020	$192,920	$(237,898)	$(44,978)

Net income (loss)	(34,250)	(346)	(34,596)

Partners' capital (deficit), June 30, 2020	158,670	(238,244)	(79,574)

Net income (loss)	(35,693)	(361)	(36,054)

Partners' capital (deficit), September 30, 2020	$122,977	$(238,605)	$(115,628)

Net income (loss)	(119,253)	(1,204)	(120,457)

Partners' capital (deficit), December 31, 2020	$3,724	$(239,809)	$(236,085)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 45
Partners' capital (deficit) April 1, 2020	$(1,135,758)	$(368,707)	$(1,504,465)

Net income (loss)	(22,729)	(230)	(22,959)

Partners' capital (deficit), June 30, 2020	(1,158,487)	(368,937)	(1,527,424)

Net income (loss)	153,564	1,552	155,116

Partners' capital (deficit), September 30, 2020	$(1,004,923)	$(367,385)	$(1,372,308)

Net income (loss)	(68,001)	(687)	(68,688)

Partners' capital (deficit), December 31, 2020	$(1,072,924)	$(368,072)	$(1,440,996)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General Partner	Total
Series 46
Partners' capital (deficit) April 1, 2020	$(1,399,379)	$(279,531)	$(1,678,910)

Net income (loss)	33,521	339	33,860

Partners' capital (deficit), June 30, 2020	(1,365,858)	(279,192)	(1,645,050)

Net income (loss)	(37,349)	(378)	(37,727)

Partners' capital (deficit), September 30, 2020	$(1,403,207)	$(279,570)	$(1,682,777)

Net income (loss)	(8,729)	(88)	(8,817)

Partners' capital (deficit), December 31, 2020	$(1,411,936)	$(279,658)	$(1,691,594)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2020 and 2019
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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2020	2019
Cash flows from operating activities:

Net income (loss)	$447,801	$13,674,801
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	(1,366,857)	(15,140,452)
Changes in assets and liabilities
Decrease in other assets	11,300	(9,500)
(Decrease) Increase in accounts payable and accrued expenses	54,875	(2,893)
(Decrease) Increase in accounts payable affiliates	(305,814)	(3,193,914)

Net cash (used in) provided by operating activities	(1,158,695)	(4,671,958)

Cash flows from investing activities:

Proceeds (loss) from the disposition of Operating Partnerships	1,366,603	15,124,797

Net cash (used in) provided by investing activities	1,366,603	15,124,797

Cash flows from financing activities:
Distributions	-	(23,157,854)

Net cash used in financing activities	-	(23,157,854)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	207,908	(12,705,015)
Cash and cash equivalents, beginning	6,622,109	22,926,529
Cash and cash equivalents, ending	$6,830,017	$10,221,514

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$25,000

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2020	2019
Cash flows from operating activities:

Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:

Proceeds (loss) from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 21

	2020	2019
Cash flows from operating activities:
Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:

Proceeds (loss) from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2020	2019
Cash flows from operating activities:

Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents,beginning	-	-

Cash and cash equivalents,ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2020	2019
Cash flows from operating activities:

Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents,beginning	-	-

Cash and cash equivalents,ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2020	2019
Cash flows from operating activities:

Net income (loss)	$-	$182,795
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	-	(278,516)
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	(95,721)

Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	-	278,516

Net cash (used in) provided by investing activities	-	278,516

Cash flows from financing activities:
Distributions	-	(584,813)

Net cash used in financing activities	-	(584,813)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(402,018)

Cash and cash equivalents,beginning	-	402,018

Cash and cash equivalents,ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2020	2019
Cash flows from operating activities:

Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:

Proceeds (loss) from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2020	2019
Cash flows from operating activities:

Net income (loss)	$(37,506)	$30,848
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	(18,800)	(109,433)
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	2,500
(Decrease) Increase in accounts payable affiliates	8,563	-

Net cash (used in) provided by operating activities	(47,743)	(76,085)

Cash flows from investing activities:

Proceeds (loss) from the disposition of Operating Partnerships	18,800	109,433

Net cash (used in) provided by investing activities	18,800	109,433

Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,943)	33,348

Cash and cash equivalents, beginning	576,004	554,439

Cash and cash equivalents, ending	$547,061	$587,787

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2020	2019
Cash flows from operating activities:

Net income (loss)	$-	$818,126
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	-	(856,766)
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	(38,640)

Cash flows from investing activities:

Proceeds (loss) from the disposition of Operating Partnerships	-	856,766

Net cash (used in) provided by investing activities	-	856,766

Cash flows from financing activities:
Distributions	-	(7,318,360)

Net cash used in financing activities	-	(7,318,360)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(6,500,234)

Cash and cash equivalents, beginning	-	6,500,234

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$20,929
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	-	(73,248)
Changes in assets and liabilities
Decrease in other assets	-	(9,500)
(Decrease) Increase in accounts payable and accrued expenses	-	12,000
(Decrease) Increase in accounts payable affiliates	-	-
Net cash (used in) provided by operating activities	-	(49,819)
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	-	58,924
Net cash (used in) provided by investing activities	-	58,924
Cash flows from financing activities:
Distributions	-	-
Net cash used in financing activities	-	-
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	9,105
Cash and cash equivalents, beginning	-	690,605
Cash and cash equivalents, ending	$-	$699,710

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 29

	2020	2019

Cash flows from operating activities:

Net income (loss)	$(10,680)	$(57,340)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	(44,500)	-
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	11,000	-
(Decrease) Increase in accounts payable affiliates	18,134	21,780
Net cash (used in) provided by operating activities	(26,046)	(35,560)
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	44,500	-
Net cash (used in) provided by investing activities	44,500	-
Cash flows from financing activities:
Distributions	-	-
Net cash used in financing activities	-	-
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,454	(35,560)
Cash and cash equivalents, beginning	157,446	196,944
Cash and cash equivalents, ending	$175,900	$161,384

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-
Net cash (used in) provided by operating activities	-	-
Cash flows from investing activities:

Proceeds (loss) from the disposition of Operating Partnerships	-	-
Net cash (used in) provided by investing activities	-	-
Cash flows from financing activities:
Distributions	-	-
Net cash used in financing activities	-	-
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-
Cash and cash equivalents, beginning	-	-
Cash and cash equivalents, ending	$-	$-
Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2020	2019
Cash flows from operating activities:

Net income (loss)	$-	$619,372
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	-	(619,800)
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-
Net cash (used in) provided by operating activities	-	(428)
Cash flows from investing activities:

Proceeds (loss) from the disposition of Operating Partnerships	-	619,800
Net cash (used in) provided by investing activities	-	619,800
Cash flows from financing activities:
Distributions	-	(2,572,942)
Net cash used in financing activities	-	(2,572,942)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(1,953,570)
Cash and cash equivalents, beginning	-	1,953,570
Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:
The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$25,000

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2020	2019

Cash flows from operating activities:

Net income (loss)	$10,341	$77,767
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	(79,208)	(159,553)
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	45,396	8,175
Net cash (used in) provided by operating activities	(23,471)	(73,611)
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	79,208	158,324
Net cash (used in) provided by investing activities	79,208	158,324
Cash flows from financing activities:
Distributions	-	-
Net cash used in financing activities	-	-
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,737	84,713
Cash and cash equivalents, beginning	193,203	272,226
Cash and cash equivalents, ending	$248,940	$356,939

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2020	2019
Cash flows from operating activities:

Net income (loss)	$(45,394)	$1,434,568
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	-	(1,469,594)
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	19,554	(1,099,287)
Net cash (used in) provided by operating activities	(25,840)	(1,134,313)
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	-	1,469,594
Net cash (used in) provided by investing activities	-	1,469,594
Cash flows from financing activities:
Distributions	-	-
Net cash used in financing activities	-	-
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,840)	335,281
Cash and cash equivalents, beginning	561,941	236,612
Cash and cash equivalents, ending	$536,101	$571,893

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2020	2019
Cash flows from operating activities:

Net income (loss)	$(33,903)	$225,729
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities(Gain) loss on disposition of Operating Partnerships	(20,800)	(284,500)
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	2,000	4,500
(Decrease) Increase in accounts payable affiliates	19,479	33,617

Net cash (used in) provided by operating activities	(33,224)	(20,654)

Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	20,800	284,500

Net cash (used in) provided by investing activities	20,800	284,500
Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,424)	263,846

Cash and cash equivalents, beginning	148,344	178,285

Cash and cash equivalents, ending	$135,920	$442,131

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2020	2019
Cash flows from operating activities:

Net income (loss)	$-	$1,497,913
Adjustments to reconcile net income(loss) to net cash (used in) provided by operating activities(Gain) loss on disposition of Operating Partnerships	-	(1,555,642)
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	(57,729)

Cash flows from investing activities:

Proceeds (loss) from the disposition of Operating Partnerships	-	1,555,642

Net cash (used in) provided by investing activities	-	1,555,642

Cash flows from financing activities:
Distributions	-	(5,893,687)

Net cash used in financing activities	-	(5,893,687)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(4,395,774)

Cash and cash equivalents, beginning	-	4,395,774

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2020	2019
Cash flows from operating activities:

Net income (loss)	$-	$527,639
Adjustments to reconcile net income(loss) to net cash (used in) provided by operating activities(Gain) loss on disposition of Operating Partnerships	-	(581,982)
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(24,706)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	(79,049)

Cash flows from investing activities:

Proceeds (loss) from the disposition of Operating Partnerships	-	581,982

Net cash (used in) provided by investing activities	-	581,982

Cash flows from financing activities:
Distributions	-	(3,044,292)

Net cash used in financing activities	-	(3,044,292)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(2,541,359)

Cash and cash equivalents, beginning	-	2,541,359

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 37

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-
Cash flows from investing activities:

Proceeds (loss) from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 38

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$1,440,353
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	-	(1,506,757)
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	(66,404)

Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	-	1,506,757

Net cash (used in) provided by investing activities	-	1,506,757

Cash flows from financing activities:
Distributions	-	(2,939,459)

Net cash used in financing activities	-	(2,939,459)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(1,499,106)

Cash and cash equivalents, beginning	-	1,499,106

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 39

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	-	-
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	-

Cash flows from investing activities:

Proceeds (loss) from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:
Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents, beginning	-	-

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 40

	2020	2019

Cash flows from operating activities:

Net income (loss)	$-	$2,844,772
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	-	(2,962,474)
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(9,500)
(Decrease) Increase in accounts payable affiliates	-	(2,224,213)

Net cash (used in) provided by operating activities	-	(2,351,415)

Cash flows from investing activities:

Proceeds (loss) from the disposition of Operating Partnerships	-	2,962,372

Net cash (used in) provided by investing activities	-	2,962,372

Cash flows from financing activities:
Distributions	-	(804,301)

Net cash used in financing activities	-	(804,301)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(193,344)

Cash and cash equivalents, beginning	-	193,344

Cash and cash equivalents, ending	$-	$-

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2020	2019
Cash flows from operating activities:

Net income (loss)	$(50,920)	$(74,849)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	(64,500)	(1,250)
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	2,500	1,250
(Decrease) Increase in accounts payable affiliates	82,907	102,231
Net cash (used in) provided by operating activities	(30,013)	27,382

Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	64,500	1,250
Net cash (used in) provided by investing activities	64,500	1,250

Cash flows from financing activities:
Distributions	-	-
Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,487	28,632
Cash and cash equivalents, beginning	352,239	246,214
Cash and cash equivalents, ending	$386,726	$274,846
Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2020	2019
Cash flows from operating activities:

Net income (loss)	$646,539	$303,986
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	(722,454)	(381,658)
Changes in assets and liabilities
Decrease in other assets	11,300	-
(Decrease) Increase in accounts payable and accrued expenses	23,000	7,000
(Decrease) Increase in accounts payable affiliates	32,686	-
Net cash (used in) provided by operating activities	(8,929)	(70,672)

Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	722,200	381,658
Net cash (used in) provided by investing activities	722,200	381,658

Cash flows from financing activities:
Distributions	-	-
Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	713,271	310,986
Cash and cash equivalents, beginning	1,607,893	1,300,483
Cash and cash equivalents, ending	$2,321,164	$1,611,469

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2020	2019
Cash flows from operating activities:

Net income (loss)	$109,646	$1,185,635
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	(186,635)	(1,277,506)
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	26,875	-
(Decrease) Increase in accounts payable affiliates	24,186	(168,259)

Net cash (used in) provided by operating activities	(25,928)	(260,130)

Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	186,635	1,277,506
Net cash (used in) provided by investing activities	186,635	1,277,506
Cash flows from financing activities:
Distributions	-	-
Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	160,707	1,017,376
Cash and cash equivalents, beginning	1,416,291	414,540
Cash and cash equivalents, ending	$1,576,998	$1,431,916

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2020	2019
Cash flows from operating activities:
Net income (loss)	$(191,107)	$2,784,687
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities (Gain) loss on disposition of Operating Partnerships	83,058	(2,921,325)
Changes in assets and liabilities Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	(4,000)	-
(Decrease) Increase in accounts payable affiliates	6,503	(87,787)
Net cash (used in) provided by operating activities	(105,546)	(224,425)

Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	(83,058)	2,921,325
Net cash (used in) provided by investing activities	(83,058)	2,921,325
Cash flows from financing activities:
Distributions	-	-
Net cash used in financing activities	-	-
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(188,604)	2,696,900
Cash and cash equivalents, beginning	321,693	113,020
Cash and cash equivalents, ending	$133,089	$2,809,920

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2020	2019
Cash flows from operating activities:
Net income (loss)	$63,469	$(81,796)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities (Gain) loss on disposition of Operating Partnerships	(199,692)	(100,448)
Changes in assets and liabilities Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	(6,500)	4,063
(Decrease) Increase in accounts payable affiliates	(635,876)	62,932
Net cash (used in) provided by operating activities	(778,599)	(115,249)

Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	199,692	100,448
Net cash (used in) provided by investing activities	199,692	100,448

Cash flows from financing activities:
Distributions	-	-
Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(578,907)	(14,801)
Cash and cash equivalents, beginning	859,371	916,581
Cash and cash equivalents, ending	$280,464	$901,780

Supplemental schedule of noncash investing and financing activities:
The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2020	2019
Cash flows from operating activities:
Net income (loss)	$(12,684)	$(106,333)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities (Gain) loss on disposition of Operating Partnerships	(113,326)	-
Changes in assets and liabilities
Decrease in other assets	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	72,654	156,897
Net cash (used in) provided by operating activities	(53,356)	50,564

Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	113,326	-
Net cash (used in) provided by investing activities	113,326	-

Cash flows from financing activities:
Distributions	-	-
Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,970	50,564
Cash and cash equivalents, beginning	427,684	321,175
Cash and cash equivalents, ending	$487,654	$371,739

Supplemental schedule of noncash investing and financing activities:
The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2020
(Unaudited)

NOTE A – ORGANIZATION

BF Garden Tax Credit Fund IV L.P. (formerly known as Boston Capital Tax Credit Fund IV L.P.) (the "Fund") was organized under the laws of the State of Delaware as of October 5, 1993, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). Effective as of December 15, 2020, Corporate Investment Holdings, Inc., a Massachusetts corporation owned by BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”), replaced BCA Associates Limited Partnership as the general partner of the Fund’s general partner, BF Garden Associates IV L.P., a Delaware limited partnership formerly known as Boston Capital Associates IV L.P. Additionally, Companion replaced Capital Investment Holdings IV Limited Partnership as the sole limited partner of the Fund’s general partner. Also effective as of December 15, 2020, BFBC Holdings GP, LLC, a Delaware limited liability company and an affiliate of Boston Financial Investment Management, LP, a Delaware limited partnership (“BFIM”), replaced Boston Capital Partners II Corporation as the general partner of Companion; and BFIM replaced Boston Capital Companion Holdings Limited Partnership as the sole limited partner of Companion. The assignor limited partner of the Fund continues to be BCTC IV Assignor Corp., a Delaware corporation which is now wholly owned by Companion.

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective December 16, 1993, which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Fund registered 30,000,000 BACs at $10 per BAC for sale to the public in one or more series. On April 18, 1996, an amendment to Form S-11 which registered an additional 10,000,000 BACs for sale to the public in one or more series became effective. On April 2, 1998, an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public in one or more series, became effective. On July 26, 2000, an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public in one or more series, became effective. On July 24, 2001, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public in one or more series, became effective. On July 24, 2002, an amendment to Form S–11, which registered an additional 7,000,000 BACs for sale to the public, became effective. On July 1, 2003, an amendment to Form S–11, which registered an additional 7,000,000 BACs for sale to the public, became effective.

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

BF Garden Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE A – ORGANIZATION (continued)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2020 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

BF Garden Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2020 and 2019, are as follows:

	2020	2019
Series 20	$-	$-
Series 21	-	-
Series 22	-	-
Series 23	-	-
Series 24	-	7,799
Series 25	-	-
Series 26	4,281	13,317
Series 27	-	5,730
Series 28	-	5,520
Series 29	4,629	7,260
Series 30	-	-
Series 31	-	-
Series 32	15,132	19,795
Series 33	9,777	9,777
Series 34	6,025	9,756
Series 35	-	8,235
Series 36	-	2,739
Series 37	-	-
Series 38	-	2,742
Series 39	-	-
Series 40	-	11,828
Series 41	26,529	34,077
Series 42	13,426	23,690
Series 43	4,815	21,348
Series 44	30,315	44,958
Series 45	28,713	59,644
Series 46	46,332	52,299
	$189,974	$340,514

BF Garden Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the nine months ended December 31, 2020 and 2019 are as follows:

	2020	2019
Series 24	$-	$28,397
Series 26	4,282	41,193
Series 27	-	21,000
Series 28	-	20,112
Series 31	-	4,308
Series 32	-	51,208
Series 33	9,777	1,135,698
Series 35	-	28,735
Series 36	-	10,650
Series 38	-	22,065
Series 40	-	2,276,523
Series 42	19,259	71,270
Series 43	21,348	245,118
Series 44	84,442	-
Series 45	742,389	116,000
Series 46	68,500	-
	$949,997	$4,072,277

BF Garden Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2020 and 2019, the Fund has limited partnership interests in 40 and 82 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2020 and 2019 are as follows:

	2020	2019
Series 20	-	-
Series 21	-	-
Series 22	-	-
Series 23	-	-
Series 24	-	-
Series 25	-	-
Series 26	1	3
Series 27	-	-
Series 28	-	-
Series 29	2	5
Series 30	-	-
Series 31	-	-
Series 32	2	3
Series 33	2	2
Series 34	1	2
Series 35	-	-
Series 36	-	-
Series 37	-	-
Series 38	-	-
Series 39	-	-
Series 40	-	-
Series 41	6	10
Series 42	2	7
Series 43	-	11
Series 44	3	5
Series 45	11	20
Series 46	10	14
	40	82

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2020 and 2019, are as follows:

	2020	2019
Series 29	$785	$785
Series 42	-	254
Series 45	-	16,724
	$785	$17,763

BF Garden Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the nine months ended December 31, 2020 the Fund disposed of twenty-eight Operating Partnerships. A summary of the dispositions by Series for December 31, 2020 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds (loss) from Disposition *	Gain (loss) on Disposition
Series 26	2	-	$18,800	$18,800
Series 29	3	-	44,500	44,500
Series 32	1	-	79,208	79,208
Series 34	1	-	20,800	20,800
Series 41	2	-	64,500	64,500
Series 42	3	1	722,200	722,454
Series 43	11	-	186,635	186,635
Series 44	-	-	(83,058)	(83,058)
Series 45	1	1	199,692	199,692
Series 46	2	-	113,326	113,326
Total	26	2	$1,366,603	$1,366,857

* Fund proceeds from disposition does not include $254, which was due to a write-off of capital contribution payable as of December 31, 2020, for Series 42.

During the nine months ended December 31, 2019 the Fund disposed of forty-five Operating Partnerships. A summary of the dispositions by Series for December 31, 2019 is as follows:

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

* Fund proceeds from disposition does not include $14,324 recorded as a receivable for Series 28, as well as $1,229 and $102, which was due to a write-off of capital contribution payable as of December 31, 2019, for Series 32 and Series 40, respectively.

BF Garden Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The gain described above is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from Operating Partnership investments. The largest difference is the ability, for tax purposes, to deduct losses in excess of the Fund’s investment in the Operating Partnership. As a result, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the financial statements.

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2020.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

	2020	2019
Revenues
Rental	$13,472,129	$21,099,182
Interest and other	252,018	524,877
	13,724,147	21,624,059

Expenses
Interest	2,594,439	3,511,689
Depreciation and amortization	2,828,896	5,031,707
Operating expenses	8,606,678	15,126,519
	14,030,013	23,669,915

NET INCOME (LOSS)	$(305,866)	$(2,045,856)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(302,809)	$(2,025,399)

Net income (loss) allocated to other Partners	$(3,057)	$(20,457)

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 20

	2020	2019
Revenues
Rental	$-	$-
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$-	$-

Net income (loss) allocated to other Partners	$-	$-

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 21

	2020	2019
Revenues
Rental	$-	$-
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$-	$-

Net income (loss) allocated to other Partners	$-	$-

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 22

	2020	2019
Revenues
Rental	$-	$-
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$-	$-

Net income (loss) allocated to other Partners	$-	$-

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 23

	2020	2019
Revenues
Rental	$-	$-
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$-	$-

Net income (loss) allocated to other Partners	$-	$-

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 24

	2020	2019
Revenues
Rental	$-	$-
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$-	$-

Net income (loss) allocated to other Partners	$-	$-

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 25

	2020	2019
Revenues
Rental	$-	$-
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$-	$-

Net income (loss) allocated to other Partners	$-	$-

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 26

	2020	2019
Revenues
Rental	$134,928	$315,569
Interest and other	3,659	5,969
	138,587	321,538

Expenses
Interest	39,660	38,921
Depreciation and amortization	32,702	78,232
Operating expenses	117,134	295,008
	189,496	412,161

NET INCOME (LOSS)	$(50,909)	$(90,623)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(50,400)	$(89,717)

Net income (loss) allocated to other Partners	$(509)	$(906)

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

December 31, 2020

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 27

	2020	2019
Revenues
Rental	$-	$-
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$-	$-

Net income (loss) allocated to other Partners	$-	$-

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

December 31, 2020

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 28

	2020	2019
Revenues
Rental	$-	$-
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$-	$-

Net income (loss) allocated to other Partners	$-	$-

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

December 31, 2020

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 29

	2020	2019
Revenues
Rental	$404,414	$696,341
Interest and other	17,415	65,975
	421,829	762,316

Expenses
Interest	63,653	119,479
Depreciation and amortization	67,110	138,488
Operating expenses	372,500	632,491
	503,263	890,458

NET INCOME (LOSS)	$(81,434)	$(128,142)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(80,620)	$(126,861)

Net income (loss) allocated to other Partners	$(814)	$(1,281)

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

December 31, 2020

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 30

	2020	2019
Revenues
Rental	$-	$-
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$-	$-

Net income (loss) allocated to other Partners	$-	$-

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

December 31, 2020

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

Series 31

	2020	2019
Revenues
Rental	$-	$-
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$-	$-

Net income (loss) allocated to other Partners	$-	$-

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 32

	2020	2019
Revenues
Rental	$622,470	$840,105
Interest and other	14,241	13,849
	636,711	853,954

Expenses
Interest	107,406	140,784
Depreciation and amortization	147,657	260,257
Operating expenses	481,661	681,162
	736,724	1,082,203

NET INCOME (LOSS)	$(100,013)	$(228,249)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(99,013)	$(225,967)

Net income (loss) allocated to other Partners	$(1,000)	$(2,282)

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 33

	2020	2019
Revenues
Rental	$673,366	$624,452
Interest and other	23,746	19,706
	697,112	644,158

Expenses
Interest	111,984	119,930
Depreciation and amortization	144,102	151,089
Operating expenses	518,342	460,779
	774,428	731,798

NET INCOME (LOSS)	$(77,316)	$(87,640)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(76,543)	$(86,764)

Net income (loss) allocated to other Partners	$(773)	$(876)

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 34

	2020	2019
Revenues
Rental	$365,156	$506,955
Interest and other	12,279	18,302
	377,435	525,257

Expenses
Interest	66,036	80,561
Depreciation and amortization	64,097	115,082
Operating expenses	293,248	392,804
	423,381	588,447

NET INCOME (LOSS)	$(45,946)	$(63,190)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(45,487)	$(62,558)

Net income (loss) allocated to other Partners	$(459)	$(632)

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 35

	2020	2019
Revenues
Rental	$-	$-
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$-	$-

Net income (loss) allocated to other Partners	$-	$-

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 36

	2020	2019
Revenues
Rental	$-	$-
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$-	$-

Net income (loss) allocated to other Partners	$-	$-

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 37

	2020	2019
Revenues
Rental	$-	$-
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$-	$-

Net income (loss) allocated to other Partners	$-	$-

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 38

	2020	2019
Revenues
Rental	$-	$-
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$-	$-

Net income (loss) allocated to other Partners	$-	$-

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 39

	2020	2019
Revenues
Rental	$-	$-
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$-	$-

Net income (loss) allocated to other Partners	$-	$-

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 40

	2020	2019
Revenues
Rental	$-	$-
Interest and other	-	-
	-	-

Expenses
Interest	-	-
Depreciation and amortization	-	-
Operating expenses	-	-
	-	-

NET INCOME (LOSS)	$-	$-

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$-	$-

Net income (loss) allocated to other Partners	$-	$-

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 41

	2020	2019
Revenues
Rental	$2,134,683	$2,561,777
Interest and other	29,990	44,342
	2,164,673	2,606,119

Expenses
Interest	407,844	417,575
Depreciation and amortization	381,604	509,026
Operating expenses	1,376,860	1,843,354
	2,166,308	2,769,955

NET INCOME (LOSS)	$(1,635)	$(163,836)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(1,619)	$(162,198)

Net income (loss) allocated to other Partners	$(16)	$(1,638)

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

December 31, 2020

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 42

	2020	2019
Revenues
Rental	$345,969	$1,556,919
Interest and other	5,103	61,060
	351,072	1,617,979

Expenses
Interest	55,986	300,202
Depreciation and amortization	89,026	425,836
Operating expenses	232,964	1,181,910
	377,976	1,907,948

NET INCOME (LOSS)	$(26,904)	$(289,969)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(26,635)	$(287,069)

Net income (loss) allocated to other Partners	$(269)	$(2,900)

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

December 31, 2020

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 43

	2020	2019
Revenues
Rental	$-	$1,968,217
Interest and other	-	54,392
	-	2,022,609

Expenses
Interest	-	170,320
Depreciation and amortization	-	559,039
Operating expenses	-	1,602,186
	-	2,331,545

NET INCOME (LOSS)	$-	$(308,936)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$-	$(305,847)

Net income (loss) allocated to other Partners	$-	$(3,089)

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

December 31, 2020

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 44

	2020	2019
Revenues
Rental	$2,726,860	$3,674,046
Interest and other	30,766	76,800
	2,757,626	3,750,846

Expenses
Interest	652,971	830,357
Depreciation and amortization	509,427	770,226
Operating expenses	1,180,114	2,171,456
	2,342,512	3,772,039

NET INCOME (LOSS)	$415,114	$(21,193)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$410,963	$(20,981)

Net income (loss) allocated to other Partners	$4,151	$(212)

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

December 31, 2020

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 45

	2020	2019
Revenues
Rental	$2,679,976	$4,623,418
Interest and other	37,178	107,533
	2,717,154	4,730,951

Expenses
Interest	405,974	572,906
Depreciation and amortization	670,899	1,173,209
Operating expenses	1,953,016	3,571,324
	3,029,889	5,317,439

NET INCOME (LOSS)	$(312,735)	$(586,488)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(309,608)	$(580,623)

Net income (loss) allocated to other Partners	$(3,127)	$(5,865)

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

December 31, 2020

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 46

	2020	2019
Revenues
Rental	$3,384,307	$3,731,383
Interest and other	77,641	56,949
	3,461,948	3,788,332

Expenses
Interest	682,925	720,654
Depreciation and amortization	722,272	851,223
Operating expenses	2,080,839	2,294,045
	3,486,036	3,865,922

NET INCOME (LOSS)	$(24,088)	$(77,590)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(23,847)	$(76,814)

Net income (loss) allocated to other Partners	$(241)	$(776)

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020

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

NOTE H - SUBSEQUENT EVENTS

Subsequent to December 31, 2020, the Fund has entered into an agreement to transfer the interest in two operating limited partnerships. The estimated transfer price and other terms for the dispositions of the operating limited partnerships have been determined. The estimated proceeds and gain to be received for the operating limited partnerships are $4,786,002, and are expected to be recognized in the fourth quarter of fiscal year ending March 31, 2021.

The COVID-19 pandemic as describe in Note G continues to be widespread globally and domestically in the United States. The Fund is not able to estimate the length or severity of the pandemic and its related financial impact to the Fund, if any.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

BF Garden Tax Credit Fund IV L.P., a Delaware limited partnership formerly known as Boston Capital Tax Credit Fund IV L.P. (the “Fund”), was organized as of October 5, 1993 to invest as a limited partner in operating partnerships (the “Operating Partnerships”), each of which owns or leases and operates an apartment complex exclusively or partially for low- and moderate-income tenants. Effective as of December 15, 2020, Corporate Investment Holdings, Inc., a Massachusetts corporation owned by BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”), replaced BCA Associates Limited Partnership as the general partner of the Fund’s general partner, BF Garden Associates IV L.P., a Delaware limited partnership formerly known as Boston Capital Associates IV L.P. Additionally, Companion replaced Capital Investment Holdings IV Limited Partnership as the sole limited partner of the Fund’s General Partner. Also effective as of December 15, 2020, BFBC Holdings GP, LLC, a Delaware limited liability company and an affiliate of Boston Financial Investment Management, LP, a Delaware limited partnership (“BFIM”), replaced Boston Capital Partners II Corporation as the general partner of Companion; and BFIM replaced Boston Capital Companion Holdings Limited Partnership as the sole limited partner of Companion. The assignor limited partner of the Fund continues to be BCTC IV Assignor Corp., a Delaware corporation which is now wholly owned by Companion.

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2020 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund’s working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2020 were $189,974 and total fund management fees accrued as of December 31, 2020 were $12,801,964. During the nine months ended December 31, 2020, $949,997 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2020.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970.

Series 20 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended December 31, 2020, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in all 14 of the Operating Partnerships.

Prior to the quarter ended December 31, 2020, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in all 29 of the Operating Partnerships.

Prior to the quarter ended December 31, 2020, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended December 31, 2020, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended December 31, 2020, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended December 31, 2020, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 44 of the Operating Partnerships and 1 remains.

Prior to the quarter ended December 31, 2020, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended December 31, 2020, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30, 1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in all 26 of the Operating Partnerships.

Prior to the quarter ended December 31, 2020, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 20 of the Operating Partnerships and 2 remain.

During the quarter ended December 31, 2020, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 1 Operating Partnership in the amount of $785 as of December 31, 2020. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since sold its interest in all 20 of the Operating Partnerships.

Prior to the quarter ended December 31, 2020, Series 30 had released all payments of its capital contributions to the Operating Partnerships.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since sold its interest in all 27 of the Operating Partnerships.

Prior to the quarter ended December 31, 2020, Series 31 had released all payments of its capital contributions to the Operating Partnerships.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. Series 32 has since sold its interest in 15 of the Operating Partnerships and 2 remain. The series has also purchased membership interests in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC.

Prior to the quarter ended December 31, 2020, Series 32 had released all payments of its capital contributions to the Operating Partnerships.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 8 of the Operating Partnerships and 2 remain.

Prior to the quarter ended December 31, 2020, Series 33 had released all payments of its capital contributions to the Operating Partnerships.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978. Series 34 has since sold its interest in 13 of the Operating Partnerships and 1 remains.

Prior to the quarter ended December 31, 2020, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended December 31, 2020, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended December 31, 2020, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in all 7 of the Operating Partnerships.

Prior to the quarter ended December 31, 2020, Series 37 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2020, Series 38 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

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

Prior to the quarter ended December 31, 2020, Series 39 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

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

Prior to the quarter ended December 31, 2020, Series 40 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. Series 41 has since sold its interest in 17 of the Operating Partnerships and 6 remain. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2020, Series 41 had released all payments of its capital contributions to the Operating Partnerships.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 21 of the Operating Partnerships and 2 remain.

During the quarter ended December 31, 2020, Series 42 applied $254 of contributions payable to a prior year disposition, and has now released all payments of its capital contributions to the Operating Partnerships.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in September 30, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. Series 43 has since sold its interest in all 23 of the Operating Partnerships. The Fund also committed and used $805,160 of Series 43 net offering proceeds to acquire membership interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. In addition, the Fund committed and used $268,451 of Series 43 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2020, Series 43 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

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

Prior to the quarter ended December 31, 2020, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2020, Series 45 had released all payments of its capital contributions to the Operating Partnerships.

Series 46

The Fund commenced offering BACs in Series 46 on September 23, 2003. Offers and sales of BACs in Series 46 were completed on December 19, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $22,495,082. Series 46 has since sold its interest in 5 of the Operating Partnerships and 10 remain. In addition, the Fund committed and used $228,691 of Series 46 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2020, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of December 31, 2020 and 2019, the Fund held limited partnership interests in 40 and 82 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the general partner, in an annual fund management fee of.5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2020 are as follows:

	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee
Series 20	$-	$-	$-
Series 21	-	-	-
Series 22	-	-	-
Series 23	-	-	-
Series 24	-	-	-
Series 25	-	-	-
Series 26	4,281	-	4,281
Series 27	-	-	-
Series 28	-	-	-
Series 29	4,629	-	4,629
Series 30	-	-	-
Series 31	-	-	-
Series 32	15,132	-	15,132
Series 33	9,777	-	9,777
Series 34	6,025	1,200	4,825
Series 35	-	-	-
Series 36	-	-	-
Series 37	-	-	-
Series 38	-	-	-
Series 39	-	-	-
Series 40	-	-	-
Series 41	26,529	-	26,529
Series 42	13,426	1,625	11,801
Series 43	4,815	875	3,940
Series 44	30,315	750	29,565
Series 45	28,713	-	28,713
Series 46	46,332	1,730	44,602
	$189,974	$6,180	$183,794

	9 Months Gross Fund Management Fee	9 Months Asset Management and Reporting Fee	9 Months Fund Management Fee Net of Asset Management and Reporting Fee
Series 20	$-	$-	$-
Series 21	-	-	-
Series 22	-	-	-
Series 23	-	-	-
Series 24	-	-	-
Series 25	-	-	-
Series 26	12,845	-	12,845
Series 27	-	-	-
Series 28	-	-	-
Series 29	18,134	-	18,134
Series 30	-	-	-
Series 31	-	-	-
Series 32	45,396	6,500	38,896
Series 33	29,331	6,500	22,831
Series 34	19,479	4,200	15,279
Series 35	-	-	-
Series 36	-	-	-
Series 37	-	-	-
Series 38	-	-	-
Series 39	-	-	-
Series 40	-	-	-
Series 41	82,907	4,586	78,321
Series 42	51,945	1,625	50,320
Series 43	45,534	11,340	34,194
Series 44	90,945	10,244	80,701
Series 45	106,513	33,228	73,285
Series 46	141,154	10,480	130,674
	$644,183	$88,703	$555,480

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

The series did not have any properties as of December 31, 2020 and 2019.

Series 21

The series did not have any properties as of December 31, 2020 and 2019.

Series 22

The series did not have any properties as of December 31, 2020 and 2019.

Series 23

The series did not have any properties as of December 31, 2020 and 2019.

Series 24

The series did not have any properties as of December 31, 2020 and 2019.

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

Series 25

The series did not have any properties as of December 31, 2020 and 2019.

Series 26

As of December 31, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at December 31, 2020, which was at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2020 and 2019, Series 26 reflects a net loss from Operating Partnerships of $(50,909) and $(90,623), respectively, which includes depreciation and amortization of $32,702 and $78,232, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2020, the investment general partner transferred its interest in New Devonshire II, L.P., with cash proceeds to the investment partnership of $11,200. These proceeds were returned to cash reserves held by Series 26 and recorded as a gain on transfer as of December 31, 2020.

In December 2020, the investment general partner transferred its interest in New Devonshire West, L.P., with cash proceeds to the investment partnership of $7,600. These proceeds were returned to cash reserves held by Series 26 and recorded as a gain on transfer as of December 31, 2020.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Brookhaven Apartments Partnership, A Louisiana Partners

Series 27

The series did not have any properties as of December 31, 2020 and 2019.

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

Series 28

The series did not have any properties as of December 31, 2020 and 2019.

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

Series 29

As of December 31, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at December 31, 2020, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2020 and 2019, Series 29 reflects a net loss from Operating Partnerships of $(81,434) and $(128,142), respectively, which includes depreciation and amortization of $67,110 and $138,488, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In October 2020, the investment general partner transferred its interest in Ozark Associates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $396,535 and cash proceeds to the investment partnership of $16,000. Of the total proceeds received, $3,000 will be paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $13,000 were returned to cash reserves held by Series 29. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $13,000 as of December 31, 2020.

In October 2020, the investment general partner of transferred its interest Westfield Apartments Partnership, A LA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $919,015 and cash proceeds to the investment partnership of $30,000 of the total proceeds received, $8,000 will be paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,000 were returned to cash reserves held by Series 29. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $22,000 as of December 31, 2020.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

The Lincoln Hotel

Series 30

The series did not have any properties as of December 31, 2020 and 2019.

Series 31

The series did not have any properties as of December 31, 2020 and 2019.

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

Series 32

As of December 31, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at December 31, 2020, all of which were at 100% Qualified Occupancy

For the nine month periods ended December 31, 2020 and 2019, Series 32 reflects a net loss from Operating Partnerships of $(100,013) and $(228,249), respectively, which includes depreciation and amortization of $147,657 and $260,257, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2020, the investment general partner transferred its interest in Parkside Plaza LLP, with cash proceeds to the investment partnership of $79,208 and $792, for Series 32 and Series 43, respectively. These proceeds were returned to cash reserves held by Series 32 and Series 43 and recorded as a gain on transfer as of December 31, 2020.

In January 2021, the investment general partner sold its interest in Kiest Townhomes, L.P., with cash proceeds to the investment partnership of $2,393,001 and $2,393,001, for Series 32 and Series 33, respectively. These proceeds were returned to cash reserves held by Series 32 and Series 33, and recorded as a gain on sale as of January 31, 2021.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Pecan Manor Apartments Partnership, A Louisiana Partnership in Commendam

Series 33

As of December 31, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at December 31, 2020, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2020 and 2019, Series 33 reflects a net loss from Operating Partnerships of $(77,316) and $(87,640), respectively, which includes depreciation and amortization of $144,102 and $151,089, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In January 2021, the investment general partner sold its interest in Kiest Townhomes, L.P., with cash proceeds to the investment partnership of $2,393,001 and $2,393,001, for Series 32 and Series 33, respectively. These proceeds were returned to cash reserves held by Series 32 and Series 33, and recorded as a gain on sale as of January 31, 2021.

Series 34

As of December 31, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at December 31, 2020, which was at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2020 and 2019, Series 34 reflects a net loss from Operating Partnerships of $(45,946) and $(63,190), respectively, which includes depreciation and amortization of $64,097 and $115,082, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In November 2020, the investment general partner transferred its interest in Montour Falls Village Limited Partnership, with cash proceeds to the investment partnership of $24,000. Of the total proceeds received, $1,200 represents reporting fees due to an affiliate of the investment partnership, and $2,000 will be paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $20,800 were returned to cash reserves held by Series 34. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,800 as of December 31, 2020.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, these Operating Partnership has exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

RHP 96-I, L.P.

Series 35

The series did not have any properties as of December 31, 2020 and 2019.

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

Series 36

The series did not have any properties as of December 31, 2020 and 2019.

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

Series 37

The series did not have any properties as of December 31, 2020 and 2019.

Series 38

The series did not have any properties as of December 31, 2020 and 2019.

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

Series 39

The series did not have any properties as of December 31, 2020 and 2019.

Series 40

The series did not have any properties as of December 31, 2020 and 2019.

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

Series 41

As of December 31, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at December 31, 2020, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2020 and 2019, Series 41 reflects a net loss from Operating Partnerships of $(1,635) and $(163,836), respectively, which includes depreciation and amortization of $381,604 and $509,026, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In August 2020, the investment general partner transferred its interest in Cranberry Cove Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $895,911 and cash proceeds to the investment partnership of $49,000. Of the total proceeds received, $2,500 will be paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $46,500 were returned to cash reserves held by Series 41. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $46,500 as of September 30, 2020.

In December 2020, the investment general partner transferred its interest in Cedar Grove Apartments, Phase I Limited Partnership, with cash proceeds to the investment partnership of $18,000. These proceeds were returned to cash reserves held by Series 41 and recorded as a gain on transfer as of December 31, 2020.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Rural Housing Partners of Mendota L.P.

Rural Housing Partners of Mt. Carroll, LP

Rural Housing Partners of Fulton L.P.

Series 42

As of December 31, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at December 31, 2020, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2020 and 2019, Series 42 reflects a net loss from Operating Partnerships of $(26,904) and $(289,969), respectively, which includes depreciation and amortization of $89,026 and $425,836, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In July 2020, the operating general partner of Lynnelle Landing Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on October 1, 2020. The sales price of the property was $1,650,000, which included the outstanding mortgage balance of approximately $1,014,143 and cash proceeds to the investment partnership of $130,000. Of the total proceeds received by the investment partnership, $5,000 will be paid for expenses related to the sale, which include third party legal costs. In addition $11,300 was applied to advances outstanding. The remaining proceeds from the sale of $113,700 will be returned to cash reserves held by Series 42. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $113,700 as of December 31, 2020.

In October 2020, the investment general partner transferred its interest Wingfield Apartments Partnership II, A LA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $112,922 and cash proceeds to the investment partnership of $31,500 of the total proceeds received, $6,500 will be paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $25,000 were returned to cash reserves held by Series 42. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $25,000 as of December 31, 2020

In November 2020, the investment general partner transferred its interest in Strawberry Lane, LLC, with cash proceeds to the investment partnership of $70,000. Of the total proceeds received, $2,500 will be paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $67,500 were returned to cash reserves held by Series 42. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $67,500 as of December 30, 2020. In addition, equity outstanding for the Operating Partnership in the amount of $254 for Series 42 was recorded as gain on the sale of the Operating Partnership as of December 31, 2020.

In November 2020, the investment general partner transferred its interest in Parkhurst Place Limited Partnership, with cash proceeds to the investment partnership of $525,000. Of the total proceeds received, $9,000 will be paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $516,000 were returned to cash reserves held by Series 42. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $516,000 as of December 31, 2020.

Series 43

As of December 31, 2019, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2020.

For the nine month periods ended December 31, 2020 and 2019, Series 43 reflects a net loss from Operating Partnerships of $(-) and $(308,936), respectively, which includes depreciation and amortization of $- and $559,039, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In March 2019, the operating general partner of Alexander Mills, LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 31, 2019. The sales price of the property was $21,216,275, which included the outstanding mortgage balance of approximately $11,408,365 and cash proceeds to the investment partnerships of $1,065,532 and $1,302,317 for Series 43 and Series 44, respectively. Of the total proceeds received by the investment partnerships, $4,950 and $6,050 for Series 43 and Series 44, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, will be returned to cash reserves. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, as of June 30, 2019. In December 2019, the investment partnership received its share of the final reconciliation of the Operating Partnership’s cash in the amount of $21,924 and $26,795 for Series 43 and Series 44, respectively, which was returned to the cash reserves. In December 2020, the investment partnership incurred an additional fee in the amount of $67,957 and $83,058 for Series 43 and Series 44, respectively, which was paid from the cash reserves.

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

In September 2020, the investment general partner transferred its interest in Charlevoix Apartments LDHA, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,013,428 and cash proceeds to the investment partnership of $8,000. Of the total proceeds received, $2,500 will be paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $5,500 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $5,500 as of September 30, 2020.

In September 2020, the investment general partner transferred its interest in Cloverlane Apartments – Lakeview Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $61,559 and cash proceeds to the investment partnership of $70,800. Of the total proceeds received, $2,500 will be paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $68,300 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $68,300 as of September 30, 2020.

In September 2020, the investment general partner transferred its interest in Lakewood Apartments – Saranac Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $684,395 and cash proceeds to the investment partnership of $4,800. Of the total proceeds received, $2,500 will be paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $2,300 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $2,300 as of September 30, 2020.

In September 2020, the investment general partner transferred its interest in Parkside Apartments – Coleman LDHA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $357,178 and cash proceeds to the investment partnership of $8,000. Of the total proceeds received, $2,500 will be paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $5,500 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $5,500 as of September 30, 2020.

In September 2020, the investment general partner transferred its interest in Riverview Apartments – Blissfield LDHA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $515,806 and cash proceeds to the investment partnership of $6,400 of the total proceeds received, $2,500 will be paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $3,900 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $3,900 as of September 30, 2020.

In September 2020, the investment general partner transferred its interest in Strawberry Lake Apartments – Norway LDHA LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $652,289 and cash proceeds to the investment partnership of $6,400. Of the total proceeds received, $2,500 will be paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $3,900 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $3,900 as of September 30, 2020.

In September 2020, the investment general partner transferred its interest in New Chester Townhouses II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $630,455 and cash proceeds to the investment partnership of $13,650. Of the total proceeds received, $4,375 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $875 will be paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $8,400 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $8,400 as of September 30, 2020.

In November 2020, the investment general partner transferred its interest in Stottville Limited Partnership, with cash proceeds to the investment partnership of $28,000. Of the total proceeds received, $2,000 will be paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $26,000 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $26,000 as of December 31, 2020.

In November 2020, the investment general partner transferred its interest in Lyceum Housing Limited Partnership, with cash proceeds to the investment partnership of $130,000. Of the total proceeds received, $9,000 will be paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $121,000 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $121,000 as of December 31, 2020.

In December 2020, the investment general partner transferred its interest in Parkside Plaza LLP., with cash proceeds to the investment partnership of $79,208 and $792, for Series 32 and Series 43, respectively. These proceeds were returned to cash reserves held by Series 32 and Series 43 and recorded as a gain on transfer as of December 31, 2020.

Series 44

As of December 31, 2020 and 2019, the average Qualified Occupancy was 100%. The series had a total of 3 properties at December 31, 2020, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2020 and 2019, Series 44 reflects a net income (loss) from Operating Partnerships of $415,114 and $(21,193), respectively, which includes depreciation and amortization of $509,427 and $770,226, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In March 2019, the operating general partner of Alexander Mills, LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 31, 2019. The sales price of the property was $21,216,275, which included the outstanding mortgage balance of approximately $11,408,365 and cash proceeds to the investment partnerships of $1,065,532 and $1,302,317 for Series 43 and Series 44, respectively. Of the total proceeds received by the investment partnerships, $4,950 and $6,050 for Series 43 and Series 44, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, will be returned to cash reserves. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, as of June 30, 2019. In December 2019, the investment partnership received its share of the final reconciliation of the Operating Partnership’s cash in the amount of $21,924 and $26,795 for Series 43 and Series 44, respectively, which was returned to the cash reserves. In December 2020, the investment partnership incurred an additional fee in the amount of $67,957 and $83,058 for Series 43 and Series 44, respectively, which was used from the cash reserves.

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

Series 45

As of December 31, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2020, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2020 and 2019, Series 45 reflects a net loss from Operating Partnerships of $(312,735) and $(586,488), respectively, which includes depreciation and amortization of $670,899 and $1,173,209, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In February 2020, the operating general partner of Ridge Crest Apartments, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on September 3, 2020. The sales price of the property was $4,000,000, which included the outstanding mortgage balance of approximately $2,878,985. Cash proceeds from the sale resulted in a total cash payment to the investment partnership of $210,224. Of the total proceeds received by the investment partnership, $22,432 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $3,000 will be paid for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $184,792 will be returned to cash reserves held by Series 45. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $184,792 as of September 30, 2020.

In September 2020, the investment general partner transferred its interest Mill Race Apartments - Plainwell Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $726,236 and cash proceeds to the investment partnership of $17,400 of the total proceeds received, $2,500 will be paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $14,900 were returned to cash reserves held by Series 45. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $14,900 as of September 30, 2020.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

University Plaza Investment Group, LLLP

Series 46

As of December 31, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2020, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2020 and 2019, Series 46 reflects a net loss from Operating Partnerships of $(24,088) and $(77,590), respectively, which includes depreciation and amortization of $722,272 and $851,223, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2020, the investment general partner transferred its interest in Wagoner Village Apartments, Limited Partnership, with cash proceeds to the investment partnership of $44,826. These proceeds were returned to cash reserves held by Series 46 and recorded as a gain on transfer as of December 31, 2020.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Linden–Shawnee Partners, L.P.

Saint Martin Apartments, L.P.

Off Balance Sheet Arrangements

None.

Principal Accounting Policies

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

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Corporate Investment Holdings, Inc., carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15 with respect to each series individually, as well as the Fund as a whole. Based on that evaluation, the Fund’s Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund’s disclosure controls and procedures were effective to ensure that information relating to any series or the Fund as a whole required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Fund's management, including the Fund's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure with respect to each series individually, as well as the Fund as a whole.

	(b)	Changes in Internal Controls
There were no changes in the Fund’s or any Series' internal control over financial reporting that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Fund’s or any Series' internal control over financial reporting.
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
There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2020.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Mine Safety Disclosures
Not Applicable
Item 5.	Other Information
None
Item 6.	Exhibits

3.1 Certificate of Amendment to the Certificate of Limited Partnership of BF Garden Tax Credit Fund IV L.P (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 2020).
31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith
31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith
32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith
32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith
101. The following materials from the BF Garden Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund IV L.P.
By:	BF Garden Associates IV L.P.,
its General Partner
	By:	Corporate Investment Holdings, Inc.,
its General Partner

Date: February 12, 2021	By:	/s/ Gregory Voyentzie

Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

February 12, 2021	/s/ Gregory Voyentzie	President (Principal Executive Officer),
	Gregory Voyentzie	Corporate Investment Holdings, Inc.

February 12, 2021	/s/ Marie Reynolds	Treasurer (Principal Accounting and Financial Officer),
	Marie Reynolds	Corporate Investment Holdings, Inc.