Form 10-K
period 2021-03-31
BF Garden Tax Credit Fund IV L.P.
filed 2021-06-28
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

BF GARDEN TAX CREDIT FUND IV L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2021

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

PART I

Item 1.	Business

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

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the "Prospectus") were filed with the Securities and Exchange Commission and became effective December 16, 1993, in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18, 1996, a Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998, a Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, a Form S-11, which registered an additional 8,000,000 BACs for sale to the public, became effective. On July 26, 2000, a Form S-11, which registered an additional 7,500,000 BACs for sale to the public, became effective. On July 23, 2001, a Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective. On July 24, 2002, a Form S–11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. On July 1, 2003, a Form S–11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. As of March 31, 2021, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 Series 44, Series 45 and Series 46 for 83,651,080 BACs in twenty-seven series representing capital contributions of $836,177,880 in the aggregate.

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

As of March 31, 2021 the Fund had invested in 0 Operating Partnerships on behalf of Series 20, 0 Operating Partnerships on behalf of Series 21, 0 Operating Partnerships on behalf of Series 22, 0 Operating Partnerships on behalf of Series 23, 0 Operating Partnerships on behalf of Series 24, 0 Operating Partnerships on behalf of Series 25, 1 Operating Partnership on behalf of Series 26, 0 Operating Partnerships on behalf of Series 27, 0 Operating Partnerships on behalf of Series 28, 2 Operating Partnerships on behalf of Series 29, 0 Operating Partnerships on behalf of Series 30, 0 Operating Partnerships on behalf of Series 31, 1 Operating Partnership on behalf of Series 32, 1 Operating Partnership on behalf of Series 33, 1 Operating Partnership on behalf of Series 34, 0 Operating Partnerships on behalf of Series 35, 0 Operating Partnerships on behalf of Series 36, 0 Operating Partnerships on behalf of Series 37, 0 Operating Partnerships on behalf of Series 38, 0 Operating Partnerships on behalf of Series 39, 0 Operating Partnerships on behalf of Series 40, 2 Operating Partnerships on behalf of Series 41, 2 Operating Partnerships on behalf of Series 42, 0 Operating Partnerships on behalf of Series 43, 2 Operating Partnerships on behalf of Series 44, 11 Operating Partnerships on behalf of Series 45 and 10 Operating Partnerships on behalf of Series 46. A description of these Operating Partnerships is set forth in Item 2 herein.

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

The Fund has acquired a limited partnership interest in 56 Operating Partnerships in 10 series, identified in the table set forth below. The apartment complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." The Operating Partnerships and the respective apartment complexes are described more fully in the Prospectus. The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

BF Garden Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2021

All properties in Series 20 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2021

All properties in Series 21 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2021

All properties in Series 22 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2021

All properties in Series 23 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2021

All properties in Series 24 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2021

All properties in Series 25 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2021

Property Name	Location	Units	Mortgage Balance as of 12/31/20	Acq Date	Const Comp	Qualified Occupancy 3/31/21	Cap Con paid thru 3/31/21
Brookhaven Apts.	Shrevport, LA	35	$1,070,448	2/97	1/97	100%	$726,113

BF Garden Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2021

All properties in Series 27 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2021

All properties in Series 28 have been disposed of.

BF Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2021

Property Name	Location	Units	Mortgage Balance as of 12/31/20	Acq Date	Const Comp	Qualified Occupancy 3/31/21	Cap Con paid thru 3/31/21
The Lincoln Hotel	San Diego, CA	41	$676,279	2/97	7/97	100%	$697,511

Palmetto Place Apts.	Benton, LA	40	1,150,036	10/98	4/99	100%	1,153,878

BF Garden Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2021

All properties in Series 30 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2021

All properties in Series 31 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2021

Property Name	Location	Units	Mortgage Balance as of 12/31/20	Acq Date	Const Comp	Qualified Occupancy 3/31/21	Cap Con paid thru 3/31/21
Pecan Manor Apts.	Natchitoches, LA	40	$623,725	7/98	10/98	100%	$1,501,914

BF Garden Tax Credit Fund IV L.P. - Series 33

PROPERTY PROFILE AS OF MARCH 31, 2021

Property Name	Location	Units	Mortgage Balance as of 12/31/20	Acq Date	Const Comp	Qualified Occupancy 3/31/21	Cap Con paid thru 3/31/21
Stonewall Retirement Village	Stonewall, LA	40	$1,205,104	7/98	1/99	100%	$1,495,966

BF Garden Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2021

Property Name	Location	Units	Mortgage Balance as of 12/31/20	Acq Date	Const Comp	Qualified Occupancy 3/31/21	Cap Con paid thru 3/31/21
Hillside Club Apts.	Bear Creek Township, MI	56	$1,654,958	10/98	12/99	100%	$2,097,333

BF Garden Tax Credit Fund IV L.P. - Series 35

PROPERTY PROFILE AS OF MARCH 31, 2021

All properties in Series 35 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 36

PROPERTY PROFILE AS OF MARCH 31, 2021

All properties in Series 36 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 37

PROPERTY PROFILE AS OF MARCH 31, 2021

All properties in Series 37 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 38

PROPERTY PROFILE AS OF MARCH 31, 2021

All properties in Series 38 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 39

PROPERTY PROFILE AS OF MARCH 31, 2021

All properties in Series 39 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 40

PROPERTY PROFILE AS OF MARCH 31, 2021

All properties in Series 40 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2021

Property Name	Location	Units	Mortgage Balance as of 12/31/20	Acq Date	Const Comp	Qualified Occupancy 3/31/21	Cap Con paid thru 3/31/21
Marina Woods Apts.	Halfmoon, NY	32	$1,387,733	7/01	4/02	100%	$1,626,221

Marwood Senior Apts.	Upper Marlboro, MD	155	10,676,480	7/01	8/02	100%	1,385,308

BF Garden Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2021

Property Name	Location	Units	Mortgage Balance as of 12/31/20	Acq Date	Const Comp	Qualified Occupancy 3/31/21	Cap Con paid thru 3/31/21
Chester Townhouses Phase II	Chester, SC	52	$1,791,507	4/06	12/06	100%	$421,158

Marwood Senior Apartments	Upper Marlboro, MD	67	10,676,480	09/04	8/02	100%	160,174

BF Garden Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2021

All properties in Series 43 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 44

PROPERTY PROFILE AS OF MARCH 31, 2021

Property Name	Location	Units	Mortgage Balance as of 12/31/20	Acq Date	Const Comp	Qualified Occupancy 3/31/21	Cap Con paid thru 3/31/21
Aurora Village Sr.	Aurora, CO	100	$3,037,012	2/03	3/03	100%	$1,526,951

Villages at Aspen Club	Bealton, VA	30	1,389,956	4/03	10/03	100%	1,568,815

BF Garden Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2021

Property Name	Location	Units	Mortgage Balance as of 12/31/20	Acq Date	Const Comp	Qualified Occupancy 3/31/21	Cap Con paid thru 3/31/21
Bartlett Bayou	Pascagoula, MS	48	$690,853	7/03	9/05	100%	$2,675,101

Dawn Springs Villa	London, KY	24	357,152	5/05	10/05	100%	1,099,086

Fairview Manor	Childress, TX	48	567,751	5/03	3/04	100%	859,892

Heritage Christian Home III	Brighton, NY	12	-	1/04	10/03	100%	721,545

Kings Pt. Apts.	Sheridan, CO	50	1,576,361	8/03	12/03	100%	788,729

London Village	London, KY	32	396,391	4/05	9/05	100%	2,021,436

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	12/03	4/02	100%	4,435

Orchard View Apts.	Farmington, MO	40	492,458	7/03	6/04	100%	2,226,954

University Plaza Sr. Complex	Greely, CO	34	778,130	5/03	9/03	100%	332,128

William B. Quarton	Cedar Rapids, IA	28	1,632,526	1/04	7/03	100%	1,197,000

Willow Oak and Oroville Apartments	Willows,CA	122	3,865,009	07/04	10/03	100%	1,619,212

BF Garden Tax Credit Fund IV L.P. - Series 46

PROPERTY PROFILE AS OF MARCH 31, 2021

Property Name	Location	Units	Mortgage Balance as of 12/31/20	Acq Date	Const Comp	Qualified Occupancy 3/31/21	Cap Con paid thru 3/31/21
Bartlett Bayou Apartments	Pascagoula, MS	48	$690,853	7/03	9/05	100%	$786,153

Elma Gardens	Elma, WA	36	1,365,456	3/05	1/04	100%	588,701

Jacksonville Square Apts.	Jacksonville, TX	44	926,332	11/03	7/04	100%	621,519

Kimberly Place Apartments	Danbury, CT	117	5,767,178	6/04	4/05	100%	2,450,732

Linden's Apartments	Shawnee, OK	54	990,022	12/04	2/06	100%	2,963,132

Ocean East Housing	Portland, ME	32	1,289,509	2/04	6/05	100%	3,787,273

Panola Apts.	Carthage, TX	32	594,107	12/03	4/04	100%	461,573

Rosehill Apts.	Topeka, KS	48	2,141,988	12/03	9/04	100%	2,540,503

Sandy Hill Apartments	Greenville, KY	29	343,224	4/04	10/04	100%	1,849,164

Saint Martin Apartments	McCombs, MS	40	402,762	8/05	4/06	100%	1,539,454

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item	5.	Market for the Fund's Limited Partnership Interests, Related Partner Matters and Issuer Purchases of Partnership Interests

	(a)	Market Information
		The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

	(b)	Approximate number of security holders
		As of March 31, 2021, the Fund has 41,589 BAC holders for an aggregate of 83,651,080 BACs, at a subscription price of $10 per BAC, received and accepted.

		The BACs were issued in series. Series 20 consists of 2,240 investors holding 3,866,700 BACs, Series 21 consists of 1,143 investors holding 1,892,700 BACs, Series 22 consists of 1,594 investors holding 2,564,400 BACs, Series 23 consists of 2,084 investors holding 3,336,727 BACs, Series 24 consists of 1,256 investors holding 2,169,878 BACs, Series 25 consists of 1,728 investors holding 3,026,109 BACs, Series 26 consists of 2,224 investors holding 3,995,900 BACs, Series 27 consists of 1,281 investors holding 2,460,700 BACs, Series 28 consists of 1,989 investors holding 4,000,738 BACs, Series 29 consists of 2,134 investors holding 3,991,800 BACs, Series 30 consists of 1,306 investors holding 2,651,000 BACs, Series 31 consists of 2,007 investors holding 4,417,857 BACs, Series 32 consists of 2,183 investors holding 4,754,198 BACs, Series 33 consists of 1,198 investors holding 2,636,533 BACs, Series 34 consists of 1,646 investors holding 3,529,319 BACs, Series 35 consists of 1,634 investors holding 3,300,463 BACs, Series 36 consists of 988 investors holding 2,106,838 BACs, Series 37 consists of 1,106 investors holding 2,512,500 BACs, Series 38 consists of 1,167 investors holding 2,543,100 BACs, Series 39 consists of 975 investors holding 2,292,151 BACs, Series 40 consists of 1,076 investors holding 2,630,256 BACs, Series 41 consists of 1,341 investors holding 2,891,626 BACs, Series 42 consists of 1,184 investors holding 2,744,262 BACs, Series 43 consists of 1,631 investors holding 3,637,987 BACs, Series 44 consists of 1,259 investors holding 2,701,973 BACs, Series 45 consists of 1,809 investors holding 4,014,367 BACS and Series 46 consists of 1,406 investors holding 2,980,998 BACS at March 31, 2021

(c)	Dividend history and restriction
The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 5, 1993, through March 31, 2021.

The Fund Agreement provides that profits, losses and credits will be allocated each month to the holder of record of a BAC as of the last day of such month. Allocation of profits, losses and credits among BAC holders are made in proportion to the number of BACs held by each BAC holder.

Any distributions of net cash flow or liquidation, sale or refinancing proceeds will be made within 180 days of the end of the annual period to which they relate, or sooner. Distributions will be made to the holders of record of a BAC as of the last day of each month in the ratio which (i) the BACs held by the holder on the last day of the calendar month bears to (ii) the aggregate number of BACs outstanding on the last day of such month.

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

During the year ended March 31, 2021 the Fund made a return of equity distribution to Series 43 limited partners in the amount of $1,466,663. The distribution was the result of proceeds available from the sale of Operating Partnerships.

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

During the fiscal year ended March 31, 2021, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $27,693,970. As of March 31, 2021, all 24 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 21). The Fund commenced offering BACs in Series 21 on July 5, 1994. The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC holders in Series 21. Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

During the fiscal year ended March 31, 2021, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728. As of March 31, 2021, all 14 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 22). The Fund commenced offering BACs in Series 22 on October 12, 1994. The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC holders in Series 22. Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

During the fiscal year ended March 31, 2021, none of Series 22 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748. As of March 31, 2021, all 29 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 23). The Fund commenced offering BACs in Series 23 on January 10, 1995. The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC holders in Series 23. Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

During the fiscal year ended March 31, 2021, none of Series 23 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278. As of March 31, 2021, all 22 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 24). The Fund commenced offering BACs in Series 24 on June 9, 1995. The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC holders in Series 24. Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

During the fiscal year ended March 31, 2021, none of Series 24 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of $15,796,309. As of March 31, 2021, all 24 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 25). The Fund commenced offering BACs in Series 25 on September 30, 1995. The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC holders in Series 25. Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

During the fiscal year ended March 31, 2021, none of Series 25 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,324,539. As of March 31, 2021, all 22 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 26). The Fund commenced offering BACs in Series 26 on January 18, 1996. The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

During the fiscal year ended March 31, 2021, none of Series 26 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,401,215. As of March 31, 2021, 44 of the properties have been disposed of and 1 remains. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 27). The Fund commenced offering BACs in Series 27 on June 17, 1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC holders in Series 27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

During the fiscal year ended March 31, 2021, none of Series 27 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,881,574. As of March 31, 2021, all 16 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 28). The Fund commenced offering BACs in Series 28 on September 30, 1996. The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

During the fiscal year ended March 31, 2021, none of Series 28 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,281,983. As of March 31, 2021, all 26 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 29). The Fund commenced offering BACs in Series 29 on February 10, 1997. The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC holders in Series 29. Offer and sales of BACs in Series 29 were completed on June 20, 1997.

During the fiscal year ended March 31, 2021, none of Series 29 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of $29,137,877. As of March 31, 2021, 20 of the properties have been disposed of and 2 remain. The Fund had completed payment of all installments of its capital contributions to 21 of the Operating Partnerships. Series 29 has outstanding contributions payable to 1 Operating Partnership in the amount of $785 as of March 31, 2021. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 30). The Fund commenced offering BACs in Series 30 on June 23, 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC holders in Series 30. Offer and sales of BACs in Series 30 were completed on September 10, 1997.

During the fiscal year ended March 31, 2021, none of Series 30 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,497,869. As of March 31, 2021, all 20 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 31). The Fund commenced offering BACs in Series 31 on September 11, 1997. The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC holders in Series 31. Offer and sales of BACs in Series 31 were completed on January 18, 1998.

During the fiscal year ended March 31, 2021, none of Series 31 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 31 had been used to invest in 27 Operating Partnerships in an aggregate amount of $32,569,100. As of March 31, 2021, all 27 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 32). The Fund commenced offering BACs in Series 32 on January 19, 1998. The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC holders in Series 32. Offer and sales of BACs in Series 32 were completed on June 23, 1998.

During the fiscal year ended March 31, 2021, none of Series 32 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 32 had been used to invest in 17 Operating Partnerships in an aggregate amount of $34,129,677. As of March 31, 2021, 16 of the properties have been disposed of and 1 remains. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2021, none of Series 33 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $19,594,100. As of March 31, 2021, 9 of the properties have been disposed of and 1 remains. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 34). The Fund commenced offering BACs in Series 34 on September 22, 1998. The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC holders in Series 34. Offer and sales of BACs in Series 34 were completed on February 11, 1999.

During the fiscal year ended March 31, 2021, none of Series 34 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,738,978. As of March 31, 2021, 13 of the properties have been disposed of and 1 remains. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 35). The Fund commenced offering BACs in Series 35 on February 22, 1999. The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.

During the fiscal year ended March 31, 2021, none of Series 35 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 35 had been used to invest in 11 Operating Partnerships in an aggregate amount of $24,002,391. As of March 31, 2021, all 11 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 36). The Fund commenced offering BACs in Series 36 on June 22, 1999.

The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.

During the fiscal year ended March 31, 2021, none of Series 36 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,277,041. As of March 31, 2021, all 11 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 37). The Fund commenced offering BACs in Series 37 on October 29, 1999. The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.

During the fiscal year ended March 31, 2021, none of Series 37 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 37 had been used to invest in 7 Operating Partnerships in an aggregate amount of $18,735,142. As of March 31, 2021, all 7 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 38). The Fund commenced offering BACs in Series 38 on February 1, 2000. The Fund received and accepted $25,431,000 representing 2,543,100 BACs from investors admitted as BAC holders in Series 38. Offer and sales of BACs in Series 38 were completed on July 31, 2000.

During the fiscal year ended March 31, 2021, none of Series 38 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 38 had been used to invest in 10 Operating Partnerships in an aggregate amount of $18,612,287. As of March 31, 2021, all 10 of the properties and the general partner interest have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2021, none of Series 39 net offering proceeds to were used to pay installments of its capital contributions to the Operating Partnership. Proceeds from the offer and sale of BACs in Series 39 had been used to invest in 9 Operating Partnerships in an aggregate amount of $17,115,492. As of March 31, 2021, all 9 of the properties and the general partner interest have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2021, none of Series 40 net offering proceeds to were used to pay installments of its capital contributions to the Operating Partnership. Proceeds from the offer and sale of BACs in Series 40 had been used to invest in 16 Operating Partnerships in an aggregate amount of $19,030,772. As of March 31, 2021, all 16 of the properties and the general partner interest have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2021, none of Series 41 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 41 had been used to invest in 23 Operating Partnerships in an aggregate amount of $21,278,631. As of March 31, 2021, 21 of the properties have been disposed of and 2 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2021, Series 42 applied $254 of contributions payable to current year dispositions. Proceeds from the offer and sale of BACs in Series 42 had been used to invest in 23 Operating Partnerships in an aggregate amount of $20,661,120. As of March 31, 2021, 21 of the properties have been disposed of and 2 remain. The Fund had completed payment of all installments of its capital contributions to 22 Operating Partnerships. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 43). The Fund commenced offering BACs in Series 43 on August 1, 2002. The Fund received and accepted $36,379,870 representing 3,637,987 BACs from investors admitted as BAC holders in Series 43. Offer and sales of BACs in Series 43 were completed on December 31, 2002.

During the fiscal year ended March 31, 2021, none of Series 43 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 43 had been used to invest in 23 Operating Partnerships in an aggregate amount of $27,400,154. As of March 31, 2021, all 23 of the properties and the general partner interest have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2021, none of Series 44 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 44 had been used to invest in 10 Operating Partnerships in an aggregate amount of $20,248,519. As of March 31, 2021, 8 of the properties have been disposed of and 2 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2021, none of Series 45 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 45 had been used to invest in 31 Operating Partnerships in an aggregate amount of $30,232,512. As of March 31, 2021, 20 of the properties have been disposed of and 11 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2021, none of Series 46 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 46 had been used to invest in 15 Operating Partnerships in an aggregate amount of $22,495,082. As of March 31, 2021, 5 of the properties have been disposed of and 10 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2021 and 2020 was $648,148 and 1,102,092, respectively.

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

(Series 20). The series did not have any properties as of March 31, 2021 and 2020.

For the tax years ended December 31, 2020 and 2019, the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Limited Partnerships for Series 20 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $0.

(Series 21). The series did not have any properties as of March 31, 2021 and 2020.

For the tax years ended December 31, 2021 and 2020, the series, in total, generated $0 in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Limited Partnerships for Series 21 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $0.

(Series 22). The series did not have any properties as of March 31, 2021 and 2020.

For the tax years ended December 31, 2020 and 2019, the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Limited Partnerships for Series 22 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $0.

(Series 23). The series did not have any properties as of March 31, 2021 and 2020.

For the tax years ended December 31, 2020 and 2019, the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Limited Partnerships for Series 23 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $0.

(Series 24). The series did not have any properties as of March 31, 2021 and 2020.

For the tax years ended December 31, 2020 and 2019, the series, in total, generated $0 and $1,349,392, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020 Investments in Operating Limited Partnerships for Series 24 was $0.

For the years ended March 31, 2021 and 2020 the net income (loss) of the Series was $0 and $182,795, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

(Series 25). The series did not have any properties as of March 31, 2021 and 2020.

For the tax years ended December 31, 2020 and 2019, the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Limited Partnerships for Series 25 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $0.

(Series 26). As of March 31, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at March 31, 2021, which was at 100% Qualified Occupancy.

For the tax years ended December 31, 2020 and 2019, the series, in total, generated $459,504 and $2,703,114, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Limited Partnerships for Series 26 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $(47,101) and $21,565, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the fund management fee.

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

Brookhaven Apartments Partnership, A Louisiana Partners

(Series 27). The series did not have any properties as of March 31, 2021 and 2020.

For the tax years ended December 31, 2020 and 2019, the series, in total, generated $0 and $462,098, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Limited Partnerships for Series 27 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $0 and $818,126, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

(Series 28). The series did not have any properties as of March 31, 2021 and 2020.

For the tax years ended December 31, 2020 and 2019, the series, in total, generated $0 and $1,484,122, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Limited Partnerships for Series 28 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $0 and $(20,913), respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

(Series 29). As of March 31, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at March 31, 2021, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2020 and 2019 the series, in total, generated $492,283 and $(456,323), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Limited Partnerships for Series 29 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $(12,814) and $(68,538), respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

In October 2020, the investment general partner transferred its interest in Ozark Associates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $396,535 and cash proceeds to the investment partnership of $16,000. Of the total proceeds received, $3,000 was for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $13,000 were returned to cash reserves held by Series 29. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $13,000 as of December 31, 2020.

In October 2020, the investment general partner of transferred its interest Westfield Apartments Partnership, A LA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $919,015 and cash proceeds to the investment partnership of $30,000 of the total proceeds received, $8,000 was paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,000 were returned to cash reserves held by Series 29. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $22,000 as of December 31, 2020.

(Series 30). The series did not have any properties as of March 31, 2021 and 2020.

For the tax years ended December 31, 2020 and 2019, the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Limited Partnerships for Series 30 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $0.

(Series 31). The series did not have any properties as of March 31, 2021 and 2020.

For the tax years ended December 31, 2020 and 2019, the series, in total, generated $0 and $(406,563), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Limited Partnerships for Series 31 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $0 and $619,372, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

(Series 32). As of March 31, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at March 31, 2021, which was at 100% Qualified Occupancy.

For the tax years ended December 31, 2020 and 2019, the series, in total, generated $(472,683) and $(23,109), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Limited Partnerships for Series 32 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $2,525,949 and $57,220, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the fund management fee.

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

In January 2021, the investment general partner sold its interest in Kiest Townhomes, L.P., with cash proceeds to the investment partnership of $2,530,007 and $2,530,007, for Series 32 and Series 33, respectively. Of the total proceeds received by the investment partnership, $37,987 and $37,987, for Series 32 and Series 33, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. The remaining proceeds of $2,492,020 and $2,492,020, for Series 32 and Series 33, respectively, were returned to cash reserves and recorded as a gain on sale as of March 31, 2021.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Pecan Manor Apartments Partnership, A Louisiana Partnership in Commendam (Series 33). As of March 31, 2021 and 2020 the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at March 31, 2021, which was at 100% Qualified Occupancy.

For the tax years ended December 31, 2020 and 2019, the series, in total, generated $(375,692) and $(407,625), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Limited Partnerships for Series 33 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the Series was $2,473,777 and $1,424,616, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the fund management fee.

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

In January 2021, the investment general partner sold its interest in Kiest Townhomes, L.P., with cash proceeds to the investment partnership of $2,530,007 and $2,530,007, for Series 32 and Series 33, respectively. Of the total proceeds received by the investment partnership, $37,987 and $37,987, for Series 32 and Series 33, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. The remaining proceeds of $2,492,020 and $2,492,020, for Series 32 and Series 33, respectively, were returned to cash reserves and recorded as a gain on sale as of March 31, 2021.

(Series 34). As of March 31, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at March 31, 2021, which was at 100% Qualified Occupancy.

For the tax years ended December 31, 2020 and 2019, the series, in total, generated $(304,964) and $(1,213,322), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020 Investments in Operating Limited Partnerships for Series 34 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the Series was $(43,305) and $214,215, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the fund management fee.

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

In November 2020, the investment general partner transferred its interest in Montour Falls Village Limited Partnership, with cash proceeds to the investment partnership of $24,000. Of the total proceeds received, $1,200 represents reporting fees due to an affiliate of the investment partnership, and $2,000 was paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $20,800 were returned to cash reserves held by Series 34. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,800 as of December 31, 2020.

(Series 35). The series did not have any properties as of March 31, 2021 and 2020.

For the tax years ended December 31, 2020 and 2019 the series, in total, generated $0 and $1,781,343, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Limited Partnerships for Series 35 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $0 and $1,497,913, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

(Series 36). The series did not have any properties as of March 31, 2021 and 2020.

For the tax years ended December 31, 2020 and 2019 the series, in total, generated $0 and $(201,909), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Limited Partnerships for Series 36 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $0 and $527,639, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

(Series 37). The series did not have any properties as of March 31, 2021 and 2020.

For the tax years ended December 31, 2020 and 2019, the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Limited Partnerships for Series 37 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $0.

(Series 38). The series did not have any properties as of March 31, 2021 and 2020.

For the tax years ended December 31, 2020 and 2019, the series, in total, generated $0 and $(4,286,134), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Limited Partnerships for Series 38 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $0 and $1,440,353, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

(Series 39). The series did not have any properties as of March 31, 2021 and 2020.

For the tax years ended December 31, 2020 and 2019 the series, in total, generated $0 in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Limited Partnerships for Series 39 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $0.

(Series 40). The series did not have any properties as of March 31, 2021 and 2020.

For the tax years ended December 31, 2020 and 2019 the series, in total, generated $0 and $(1,130,225), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Limited Partnerships for Series 40 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $0 and $2,844,772, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

(Series 41) As of March 31, 2021 and 2020 the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at March 31, 2021, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2020 and 2019, the series, in total, generated $538,038 and $(74,588), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Limited Partnerships for Series 41 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For years ended March 31, 2021 and 2020, the net income (loss) of the series was $13,924 and $(28,195), respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the fund management fee.

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

In August 2020, the investment general partner transferred its interest in Cranberry Cove Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $895,911 and cash proceeds to the investment partnership of $49,000. Of the total proceeds received, $2,500 was paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $46,500 were returned to cash reserves held by Series 41. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $46,500 as of September 30, 2020.

In December 2020, the investment general partner transferred its interest in Cedar Grove Apartments, Phase I Limited Partnership, with cash proceeds to the investment partnership of $18,000. These proceeds were returned to cash reserves held by Series 41 and recorded as a gain on transfer as of December 31, 2020.

In March 2021, the investment general partner transferred its interest in Rural Housing Partners of Fulton Limited Partnership, with cash proceeds to the investment partnership of $8,400. These proceeds were returned to cash reserves held by Series 41 and recorded as a gain on transfer as of March 31, 2021.

In March 2021, the investment general partner transferred its interest in Rural Housing Partners of Mendota Limited Partnership, with cash proceeds to the investment partnership of $12,600. These proceeds were returned to cash reserves held by Series 41 and recorded as a gain on transfer as of March 31, 2021.

In March 2021, the investment general partner transferred its interest in Rural Housing Partners of Mt. Carroll Limited Partnership, with cash proceeds to the investment partnership of $6,300. These proceeds were returned to cash reserves held by Series 41 and recorded as a gain on transfer as of March 31, 2021.

In March 2021, the investment general partner transferred its interest in Rural Housing Partners of Franklin Grove Limited Partnership, with cash proceeds to the investment partnership of $6,300. These proceeds were returned to cash reserves held by Series 41 and recorded as a gain on transfer as of March 31, 2021.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Marwood Senior Associates, LLC

Halfmoon BDC Limited Partnership

(Series 42). As of March 31, 2021 and 2020 the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at March 31, 2021, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2019 and 2018 the series, in total, generated $1,988,544 and $151,314, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020 Investments in Operating Limited Partnerships for Series 42 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020 the net income (loss) of the series was $663,263 and $307,410, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the fund management fee.

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

In July 2020, the operating general partner of Lynnelle Landing Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on October 1, 2020. The sales price of the property was $1,650,000, which included the outstanding mortgage balance of approximately $1,014,143 and cash proceeds to the investment partnership of $130,000. Of the total proceeds received by the investment partnership, $5,000 was paid for expenses related to the sale, which include third party legal costs. In addition $11,300 was applied to advances outstanding. The remaining proceeds from the sale of $113,700 will be returned to cash reserves held by Series 42. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $113,700 as of December 31, 2020.

In October 2020, the investment general partner transferred its interest Wingfield Apartments Partnership II, A LA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $112,922 and cash proceeds to the investment partnership of $31,500 of the total proceeds received, $6,500 was paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $25,000 were returned to cash reserves held by Series 42. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $25,000 as of December 31, 2020

In November 2020, the investment general partner transferred its interest in Strawberry Lane, LLC, with cash proceeds to the investment partnership of $70,000. Of the total proceeds received, $2,500 was paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $67,500 were returned to cash reserves held by Series 42. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $67,500 as of December 31, 2020. In addition, equity outstanding for the Operating Partnership in the amount of $254 for Series 42 was recorded as gain on the sale of the Operating Partnership as of December 31, 2020.

In November 2020, the investment general partner transferred its interest in Parkhurst Place Limited Partnership, with cash proceeds to the investment partnership of $525,000. Of the total proceeds received, $9,000 was paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $516,000 were returned to cash reserves held by Series 42. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $516,000 as of December 31, 2020.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Marwood Senior Associates, LLC

(Series 43) As of March 31, 2020, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of March 31, 2021.

For the tax years ended December 31, 2020 and 2019 the series, in total, generated $(2,349,737) and $(982,763), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020 Investments in Operating Limited Partnerships for Series 43 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $50,372 and $1,170,010, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships, general and administrative expenses and the fund management fee.

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

In September 2020, the investment general partner transferred its interest in Charlevoix Apartments LDHA, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,013,428 and cash proceeds to the investment partnership of $8,000. Of the total proceeds received, $2,500 was paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $5,500 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $5,500 as of September 30, 2020.

In September 2020, the investment general partner transferred its interest in Cloverlane Apartments – Lakeview Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $61,559 and cash proceeds to the investment partnership of $70,800. Of the total proceeds received, $2,500 was paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $68,300 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $68,300 as of September 30, 2020.

In September 2020, the investment general partner transferred its interest in Lakewood Apartments – Saranac Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $684,395 and cash proceeds to the investment partnership of $4,800. Of the total proceeds received, $2,500 was paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $2,300 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $2,300 as of September 30, 2020.

In September 2020, the investment general partner transferred its interest in Parkside Apartments – Coleman LDHA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $357,178 and cash proceeds to the investment partnership of $8,000. Of the total proceeds received, $2,500 was paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $5,500 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $5,500 as of September 30, 2020.

In September 2020, the investment general partner transferred its interest in Riverview Apartments – Blissfield LDHA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $515,806 and cash proceeds to the investment partnership of $6,400 of the total proceeds received, $2,500 was paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $3,900 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $3,900 as of September 30, 2020.

In September 2020, the investment general partner transferred its interest in Strawberry Lake Apartments – Norway LDHA LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $652,289 and cash proceeds to the investment partnership of $6,400. Of the total proceeds received, $2,500 was paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $3,900 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $3,900 as of September 30, 2020.

In September 2020, the investment general partner transferred its interest in New Chester Townhouses II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $630,455 and cash proceeds to the investment partnership of $13,650. Of the total proceeds received, $4,375 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $875 was paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $8,400 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $8,400 as of September 30, 2020.

In November 2020, the investment general partner transferred its interest in Stottville Limited Partnership, with cash proceeds to the investment partnership of $28,000. Of the total proceeds received, $2,000 was paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $26,000 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $26,000 as of December 31, 2020.

In November 2020, the investment general partner transferred its interest in Lyceum Housing Limited Partnership, with cash proceeds to the investment partnership of $130,000. Of the total proceeds received, $9,000 was paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $121,000 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $121,000 as of December 31, 2020.

In December 2020, the investment general partner transferred its interest in Parkside Plaza LLP., with cash proceeds to the investment partnership of $79,208 and $792, for Series 32 and Series 43, respectively. These proceeds were returned to cash reserves held by Series 32 and Series 43 and recorded as a gain on transfer as of December 31, 2020.

(Series 44) As of March 31, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at March 31, 2021, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2020 and 2019 the series, in total, generated $(2,531,764) and $4,968,672, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020 Investments in Operating Limited Partnerships for Series 44 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $488,406 and $2,918,827, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the fund management fee.

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

In March 2021, the investment general partner of Series 44 and BF Garden Tax Credit Fund V - Series 49 transferred their respective interest in Post Oak East Apartments, L.P., with cash proceeds to the investment partnership of $715,894 and $210,826, for Series 44 and Series 49, respectively. Of the total proceeds received by the investment partnership, $20,664 and $6,082, for Series 44 and Series 49, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. The remaining proceeds of $695,230 and $204,744, for Series 44 and Series 49, respectively, were returned to cash reserves and recorded as a gain on sale as of March 31, 2021.

(Series 45) As of March 31, 2021 and 2020 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties as of March 31, 2021, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2020 and 2019 the series, in total, generated $(836,835) and $(2,937,009), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020 Investments in Operating Limited Partnerships for Series 45 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $57,082 and $446,137, respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the fund management fee.

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

In February 2020, the operating general partner of Ridge Crest Apartments, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on September 3, 2020. The sales price of the property was $4,000,000, which included the outstanding mortgage balance of approximately $2,878,985. Cash proceeds from the sale resulted in a total cash payment to the investment partnership of $210,224. Of the total proceeds received by the investment partnership, $22,432 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $3,000 was paid for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $184,792 will be returned to cash reserves held by Series 45. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $184,792 as of September 30, 2020. In January 2021, the investment partnership received additional proceeds equal to its share of the Operating Partnership’s cash in the amount of $15,025 which was returned to the cash reserves.

In September 2020, the investment general partner transferred its interest Mill Race Apartments - Plainwell Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $726,236 and cash proceeds to the investment partnership of $17,400 of the total proceeds received, $2,500 was paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $14,900 were returned to cash reserves held by Series 45. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $14,900 as of September 30, 2020.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Heritage Christian Home III,    LP

Harbet Avenue Limited Partnership

University Plaza Investment Group,     LLLP

Halfmoon BDC Limited Partnership

(Series 46) As of March 31, 2021 and 2020 the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties as of March 31, 2021, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2020 and 2019 the series, in total, generated $(679,327) and $(374,601), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020 Investments in Operating Limited Partnerships for Series 46 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $(49,738) and $(102,687), respectively. The major components of these amounts are the Fund's share of gain on sale of Operating Limited Partnerships and the fund management fee.

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

Linden–Shawnee Partners, L.P.

Saint Martin Apartments, L.P.

Ocean East of Portland, LLC

Panola Housing, Ltd.

Off Balance Sheet Arrangements

None.

Principal Accounting Policies and Estimates

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Corporate Investment Holdings Inc., carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, with respect to each series individually, as well as the Fund as a whole. Based on that evaluation, the Fund’s Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund’s disclosure controls and procedures were effective to ensure that the information relating to any series or the Fund as a whole required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Fund’s management, including the Fund’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure with respect to each series individually, as well as the Fund as a whole.

(b)	Management's Annual Report on Internal Controls over Financial Reporting

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an evaluation of the effectiveness of the Fund’s and each series' internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded the Fund’s internal control over financial reporting was effective as of March 31, 2020 with respect to each series individually, as well as the Fund as a whole.

	(c)	Changes in Internal Controls

There were no changes in the Fund’s or any Series' internal controls over financial reporting that occurred during the year ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series' internal controls over financial reporting.

	(d)	Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Fund required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed or furnished as Exhibits 31.a, 31.b, 32.a and 32.b to this Annual Report on Form 10-K, are applicable to each series individually and the Fund as a whole.

Item 9B.		Other Information

Not Applicable

Item 9C.		Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Fund

(a), (b), (c), (d) and (e)

The Fund has no directors or executive officers of its own. The following biographical information is presented for the Corporate Investment Holdings, Inc., as the sole manager and sole member of the general partner and affiliates of such parties with principal responsibility for the Fund's affairs.

Gregory Voyentzie, age 51, has served as Chief Executive Officer of BFIM since June 2018. Mr. Voyentzie joined BFIM in 1999 and has over 26 years of experience in the affordable housing industry. Prior to his current position, Mr. Voyentzie was an Executive Vice President of BFIM and co-lead of the Production group, where he maintained joint responsibility for establishing the strategic direction of the syndication platform, identifying and marketing new capital sources and selecting property-level investments. Mr. Voyentzie has held several other senior positions within BFIM and has been a member of the firm's Investment Committee since 2005.

Marie Reynolds, age 54, is the Chief Financial Officer (CFO) and Chief Operating Officer (COO) of BFIM. Ms. Reynolds joined BFIM in 1995 and has 25 years of financial analysis and reporting experience within the affordable housing industry. In her role as CFO and COO of BFIM, Ms. Reynolds sets financial policy for BFIM and works with senior executives to set strategic direction and develop policies that have organization-wide impact. Ms. Reynolds was named BFIM’s CFO in 2014 and COO in 2020.

(f)	Involvement in certain legal proceedings.

None.

(g)	Promoters and control persons.

None.

(h) and (i)	The Fund has no directors or executive officers and accordingly has no audit committee and no audit committee financial expert. The Fund is not a listed issuer as defined in Regulation 10A-3 promulgated under the Securities Exchange Act of 1934.

The general partner of the Fund, BF Garden Associates IV L.L.C., has adopted a Code of Ethics which applies to the Principal Executive Officer and Principal Financial Officer of Corporate Investment Holdings, Inc. The Code of Ethics will be provided without charge to any person who requests it. Such request should be directed to the registrant at c/o Boston Financial Investment Management, LP, Attention: Investor Services Group, 101 Arch Street, 13th Floor, Boston, Massachusetts 02110.

Item 11.	Executive Compensation
(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2021 fiscal year:

1. An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, was accrued or paid to Boston Capital Asset Management Limited Partnership, a former affiliate of the general partner. As part of the sale disclosed the fund management fee is now payable to BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the general partner. The annual fund management fees charged to operations for the year ended March 31, 2021 was $648,148.

2. The Fund has reimbursed former affiliate of the general partner a total of $152,025 for amounts charged to operations during the year ended March 31, 2021. The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

	(a)	Security ownership of certain beneficial owners.

As of March 31, 2021, 83,651,080 BACs had been issued. The following Series are known to have an investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

		Series 21	6.14%
		Series 22	8.69%
		Series 23	6.79%
		Series 26	8.71%
		Series 27	9.34%
		Series 28	6.31%
		Series 32	5.97%
		Series 41	9.76%
		Series 42	6.92%
		Series 43	7.39%
		Series 44	7.38%
		Series 45	5.31%
		Series 46	7.12%

As of March 31, 2021, 83,651,080 BACs had been issued. The following Series are known to have an investor, Summit Venture, P.O. Box 47638, Phoenix, AZ 85068, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 20	6.49%
Series 25	6.90%

As of March 31, 2021, 83,651,080 BACs had been issued. The following Series are known to have an investor, David Lesser, 199 S Los Robles Ave Suite 200, Pasadena CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 33	6.89%
Series 34	7.86%
Series 35	6.68%
Series 36	5.45%
Series 37	7.42%
Series 38	7.82%
Series 39	7.43%
Series 40	5.34%

	(b)	Security ownership of management.

The general partner has a 1% interest in all profits, losses, credits and distributions of the Fund.

	(c)	Changes in control.

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

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period April 1, 1995 through March 31, 2021.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund’s response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.
The Fund has no directors.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2021 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$-	$-	$-	$-	$-

Audit Related Fees	-	-	-	-	-

Tax Fees	-	-	-	-	-

All Other Fees	-	-	-	-	-

Total	$-	$-	$-	$-	$-

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$-	$14,092	$-	$-	$9,617

Audit Related Fees	-	-	-	-	-

Tax Fees	-	5,650	-	-	4,888

All Other Fees	-	2,016	-	-	1,941

Total	$-	$21,758	$-	$-	$16,446

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$-	$-	$10,867	$9,342	$10,417

Audit Related Fees	-	-	-	-	-

Tax Fees	-	-	4,888	4,380	4,634

All Other Fees	-	-	1,994	1,092	1,495

Total	$-	$-	$17,749	$14,814	$16,546

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2021 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$-	$-	$-	$-	$-

Audit Related Fees	-	-	-	-	-

Tax Fees	-	-	-	-	-

All Other Fees	-	-	-	-	-

Total	$-	$-	$-	$-	$-

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$-	$14,192	$13,292	$14,467	$13,017

Audit Related Fees	-	-	-	-	-

Tax Fees	-	6,412	5,904	7,174	5,904

All Other Fees	-	1,213	1,079	1,472	1,139

Total	$-	$21,817	$20,275	$23,113	$20,060

Fee Type	Ser. 45	Ser. 46
Audit Fees	$22,892	$14,916

Audit Related Fees	-	-

Tax Fees	9,968	7,174

All Other Fees	1,638	1,274

Total	$34,498	$23,364

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2020 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$-	$-	$-	$-	$9,700

Audit Related Fees	-	-	-	-	-

Tax Fees	-	-	-	-	4,799

All Other Fees	-	-	-	-	-

Total	$-	$-	$-	$-	$14,499

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$-	$12,379	$8,175	$9,700	$12,104

Audit Related Fees	-	-	-	-	-

Tax Fees	-	5,540	4,058	4,552	5,293

All Other Fees	-	-	-	-	-

Total	$-	$17,919	$12,233	$14,252	$17,397

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$-	$14,800	$11,029	$9,054	$9,504

Audit Related Fees	-	-	-	-	-

Tax Fees	-	5,293	4,799	4,305	4,305

All Other Fees	-	-	-	-	-

Total	$-	$20,093	$15,828	$13,359	$13,809

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2020 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$7,725	$8,800	$-	$9,250	$-

Audit Related Fees	-	-	-	-	-

Tax Fees	3,811	4,058	-	4,305	-

All Other Fees	-	-	-	-	-

Total	$11,536	$12,858	$-	$13,555	$-

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$12,125	$13,729	$13,904	$17,853	$10,853

Audit Related Fees	-	-	-	-	-

Tax Fees	5,540	6,775	6,528	7,763	5,540

All Other Fees	-	-	-	-	-

Total	$17,665	$20,504	$20,432	$25,616	$16,393

Fee Type	Ser. 45	Ser. 46
Audit Fees	$21,903	$14,002

Audit Related Fees	-	-

Tax Fees	9,986	6,775

All Other Fees	-	-

Total	$31,889	$20,777

Audit Committee

The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by Corporate Investment Holdings, Inc.

PART IV

Item 15.	Exhibit and Financial Statement Schedules
(a) 1 & 2	Financial Statements and Financial Statement Schedules; Filed herein as Exhibit 13

BF Garden Tax Credit IV L.P.; filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2021 and 2020

Statements of Operations for the years ended March 31, 2021 and 2020

Statements of Changes in Partners' Capital (Deficit) for the years ended March 31, 2021 and 2020

Statements of Cash Flows for the years ended March 31, 2021 and 2020

Notes to Financial Statements, March 31, 2021 and 2020

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1	Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 3 - Organization Documents.

a.	Certificate of Limited Partnership of Boston Capital Tax Credit Fund IV L.P. (now known as BF Garden Tax Credit Fund IV L.P.) (Incorporated by reference from Exhibit 3 to the Fund's Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19,1993) (Filed on paper - hyperlink not required pursuant to Rule 105 of Regulation S-T.)

Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

a.	Agreement of Limited Partnership of Boston Capital Tax Credit Fund IV L.P. (now known as BF Garden Tax Credit Fund IV L.P.) (Incorporated by reference from Exhibit 4 to the Fund's Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993) (Filed on paper - hyperlink not required pursuant to Rule 105 of Regulation S-T.)

b.	First Amendment to Agreement of Limited Partnership of Boston Capital Tax Credit Fund IV L.P. (now known as BF Garden Tax Credit Fund IV L.P.) (Incorporated by reference from Registrant's current report on Form 10-K as filed with the Securities and Exchange Commission on June 20, 2019).

c.	Second Amendment to Agreement of Limited Partnership of Boston Capital Tax Credit Fund IV L.P. (now known as BF Garden Tax Credit Fund IV L.P.) (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on January 4, 2017).

d.	Third Amendment to Agreement of Limited Partnership of Boston Capital Tax Credit Fund IV L.P. (now known as BF Garden Tax Credit Fund IV L.P.) (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on May 8, 2018).

e.	3.1 Certificate of Amendment to the Certificate of Limited Partnership of BF Garden Tax Credit Fund IV L.P (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 2020).

f.	Description of Securities; Filed herein

Exhibit No. 10 - Material contracts.

a.	Beneficial Assignee Certificate (Incorporated by reference from Exhibit 10A to the Fund's Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993) (Filed on paper - hyperlink not required pursuant to Rule 105 of Regulation S-T).

Exhibit No. 13 - Financial Statements.

a.	Financial Statement of BF Garden Tax Credit Fund IV L.P.; Filed herein

Exhibit No. 28 - Additional exhibits.

a.	Agreement of Limited Partnership of Brookhaven Apartments Partnership (Incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange Commission on May 21, 1997.)

b.	Agreement of Limited Partnership of Pecan Manor Apartments Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on February 10, 2000.)

c.	Agreement of Limited Partnership of North Forty Aspen Plus Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

d.	Agreement of Limited Partnership of Elma Gardens of Grays Harbor Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 2, 2004.)

e.	Agreement of Limited Partnership of Kimberly Danbury Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 2, 2004.)

f.	Agreement of Limited Partnership of Portland Ocean East I Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 25, 2005.)

g.	Agreement of Limited Partnership of Dawn Springs Villa Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 7, 2007.)

Exhibit No. 31 Certification 302

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herein

Exhibit No. 101
The following materials from the BF Garden Tax Credit Fund IV L.P. Annual Report on Form 10-K for the year ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners' Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, filed herein

Item 16.	Form 10-K Summary Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund IV L.P. By: BF Garden Associates IV L.P., its General Partner By: Corporate Investment Holdings, Inc., its General Partner

Date: June 28, 2021	By:	/s/ Gregory Voyentzie
Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 28, 2021	/s/ Gregory Voyentzie	President (Principal Executive Officer), Corporate Investment Holdings, Inc.
Gregory Voyentzie

June 28, 2021	/s/ Marie Reynolds	Treasurer (Principal Accounting and Financial Officer), Corporate Investment Holdings, Inc.
Marie Reynolds