Form 10-Q
period 2021-06-30
BF Garden Tax Credit Fund IV L.P.
filed 2021-08-12
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

or

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

BF GARDEN TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	10,369,153	10,819,585
Other assets	10,248	10,829
	$10,379,401	$10,830,414

LIABILITIES
Accounts payable and accrued expenses	$—	$27
Accounts payable affiliates (Note C)	11,892,457	12,664,070
Capital contributions payable	785	785
	11,893,242	12,664,882

PARTNERS' CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 82,874,653 outstanding as of June 30, 2021 and March 31, 2021.	(1,133,459)	(1,450,880)
General Partner	(380,382)	(383,588)
	(1,513,841)	(1,834,468)
	$10,379,401	$10,830,414

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS' CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,828,200 outstanding as of June 30, 2021 and March 31, 2021.	(754,767)	(754,767)
General Partner	754,767	754,767
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS' CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of June 30, 2021 and March 31, 2021.	(898,231)	(898,231)
General Partner	898,231	898,231
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS' CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,550,145 outstanding as of June 30, 2021 and March 31, 2021.	(2,448,362)	(2,448,362)
General Partner	2,448,362	2,448,362
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS' CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,303,327 outstanding as of June 30, 2021 and March 31, 2021.	(224,264)	(224,264)
General Partner	224,264	224,264
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS' CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,150,053 outstanding as of June 30, 2021 and March 31, 2021.	173,404	173,404
General Partner	(173,404)	(173,404)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS' CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of June 30, 2021 and March 31, 2021.	219,815	219,815
General Partner	(219,815)	(219,815)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	524,818	531,027
Other assets	50	75
	$524,868	$531,102

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	4,398	2,199
Capital contributions payable	—	—
	4,398	2,199

PARTNERS' CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,926,374 outstanding as of June 30, 2021 and March 31, 2021.	833,607	841,956
General Partner	(313,137)	(313,053)
	520,470	528,903
	$524,868	$531,102

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS' CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,431,350 outstanding as of June 30, 2021 and March 31, 2021.	133,264	133,264
General Partner	(133,264)	(133,264)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS' CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,979,139 outstanding as of June 30, 2021 and March 31, 2021.	275,140	275,140
General Partner	(275,140)	(275,140)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	159,291	164,236
Other assets	2,099	2,148
	$161,390	$166,384

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	3,131,245	3,127,627
Capital contributions payable	785	785

	3,132,030	3,128,412

PARTNERS' CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,911,725 outstanding as of June 30, 2021 and March 31, 2021.	(2,602,287)	(2,593,761)
General Partner	(368,353)	(368,267)
	(2,970,640)	(2,962,028)
	$161,390	$166,384

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—

	—	—

PARTNERS' CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,621,200 outstanding as of June 30, 2021 and March 31, 2021.	(883,119)	(883,119)
General Partner	883,119	883,119
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—

	—	—

PARTNERS' CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,375,757 outstanding as of June 30, 2021 and March 31, 2021.	353,529	353,529
General Partner	(353,529)	(353,529)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	2,634,703	2,640,414
Other assets	49	74
	$2,634,752	$2,640,488

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	7,302	4,847
Capital contributions payable	—	—

	7,302	4,847

PARTNERS' CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,706,298 outstanding as of June 30, 2021 and March 31, 2021.	3,007,540	3,015,649
General Partner	(380,090)	(380,008)
	2,627,450	2,635,641
	$2,634,752	$2,640,488

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	3,037,007	3,040,636
Other assets	49	74
	$3,037,056	$3,040,710

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	7,592	4,992
Capital contributions payable	—	—

	7,592	4,992

PARTNERS' CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,605,833 outstanding as of June 30, 2021 and March 31, 2021.	3,224,950	3,231,141
General Partner	(195,486)	(195,423)
	3,029,464	3,035,718
	$3,037,056	$3,040,710

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	123,926	129,067
Other assets	49	74
	$123,975	$129,141

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	2,474,399	2,469,776
Capital contributions payable	—	—

	2,474,399	2,469,776

PARTNERS' CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,474,319 outstanding as of June 30, 2021 and March 31, 2021.	(2,026,530)	(2,016,839)
General Partner	(323,894)	(323,796)
	(2,350,424)	(2,340,635)
	$123,975	$129,141

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—

	—	—
PARTNERS' CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,277,913 outstanding as of June 30, 2021 and March 31, 2021.	223,088	223,088
General Partner	(223,088)	(223,088)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—

	—	—

PARTNERS' CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,083,704 outstanding as of June 30, 2021 and March 31, 2021.	148,221	148,221
General Partner	(148,221)	(148,221)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—

	—	—

PARTNERS' CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,489,100 outstanding as of June 30, 2021 and March 31, 2021.	205,359	205,359
General Partner	(205,359)	(205,359)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—

	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,536,200 outstanding as of June 30, 2021 and March 31, 2021.	188,889	188,889
General Partner	(188,889)	(188,889)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—

	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of June 30, 2021 and March 31, 2021.	196,043	196,043
General Partner	(196,043)	(196,043)

	—	—

	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—

	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,611,356 outstanding as of June 30, 2021 and March 31, 2021.	216,900	216,900
General Partner	(216,900)	(216,900)

	—	—

	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	370,560	408,743
Other assets	94	437
	$370,654	$409,180

LIABILITIES
Accounts payable and accrued expenses	$—	$1
Accounts payable affiliates (Note C)	2,677,339	2,690,845
Capital contributions payable	—	—

	2,677,339	2,690,846

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,865,176 outstanding as of June 30, 2021 and March 31, 2021.	(2,034,450)	(2,009,681)
General Partner	(272,235)	(271,985)

	(2,306,685)	(2,281,666)

	$370,654	$409,180

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	2,317,774	2,318,856
Other assets	555	82
	$2,318,329	$2,318,938

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	40,786	36,736
Capital contributions payable	—	—

	40,786	36,736

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,706,362 outstanding as of June 30, 2021 and March 31, 2021.	2,495,705	2,500,317
General Partner	(218,162)	(218,115)

	2,277,543	2,282,202

	$2,318,329	$2,318,938

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—

	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,617,987 outstanding as of June 30, 2021 and March 31, 2021.	306,854	306,854
General Partner	(306,854)	(306,854)

	—	—

	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	438,148	842,738
Other assets	99	205
	$438,247	$842,943

LIABILITIES
Accounts payable and accrued expenses	$—	$26
Accounts payable affiliates (Note C)	12,399	399,489
Capital contributions payable	—	—

	12,399	399,515

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,682,873 outstanding as of June 30, 2021 and March 31, 2021.	659,038	676,442
General Partner	(233,190)	(233,014)

	425,848	443,428

	$438,247	$842,943

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	304,393	294,663
Other assets	2,395	2,627
	$306,788	$297,290

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	1,582,421	1,744,673
Capital contributions payable	—	—

	1,582,421	1,744,673

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 3,989,967 outstanding as of June 30, 2021 and March 31, 2021.	(909,215)	(1,079,247)
General Partner	(366,418)	(368,136)

	(1,275,633)	(1,447,383)

	$306,788	$297,290

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	June 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	458,533	449,205
Other assets	4,809	5,033
	$463,342	$454,238

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	1,954,576	2,182,886
Capital contributions payable	—	—

	1,954,576	2,182,886

PARTNERS' CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,965,635 outstanding as of June 30, 2021 and March 31, 2021.	(1,213,580)	(1,448,620)
General Partner	(277,654)	(280,028)

	(1,491,234)	(1,728,648)

	$463,342	$454,238

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

	2021	2020

Income
Interest income	$2,537	$5,520
Other income	9,941	48,341
	12,478	53,861

Gain on disposition of Operating Partnerships	484,126	87,000

Expenses
Professional fees	16,136	63,215
Fund management fee, net (Note C)	113,792	206,599
General and administrative expenses	46,049	62,441
	175,977	332,255

NET INCOME (LOSS)	$320,627	$(191,394)

Net income (loss) allocated to assignees	$317,421	$(189,479)

Net income (loss) allocated to general partner	$3,206	$(1,915)

Net income (loss) per BAC	$.00	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 20

	2021	2020

Income
Interest income	$—	$—
Other income	—	—

	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—

	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 21

	2021	2020

Income
Interest income	$—	$—
Other income	—	—

	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—

	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 22

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 23

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 24

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 25

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 26

	2021	2020

Income
Interest income	$130	$675
Other income	—	—
	130	675

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	1,614	5,417
Fund management fee, net (Note C)	2,199	4,282
General and administrative expenses	4,750	6,641
	8,563	16,340

NET INCOME (LOSS)	$(8,433)	$(15,665)

Net income (loss) allocated to assignees	$(8,349)	$(15,508)

Net income (loss) allocated to general partner	$(84)	$(157)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 27

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 28

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 29

	2021	2020

Income
Interest income	$38	$195
Other income	—	—
	38	195

Gain on disposition of Operating Partnerships	—	9,500

Expenses
Professional fees	1,614	4,847
Fund management fee, net (Note C)	2,299	6,854
General and administrative expenses	4,737	5,075
	8,650	16,776

NET INCOME (LOSS)	$(8,612)	$(7,081)

Net income (loss) allocated to assignees	$(8,526)	$(7,010)

Net income (loss) allocated to general partner	$(86)	$(71)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 30

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 31

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 32

	2021	2020

Income
Interest income	$659	$250
Other income	—	—
	659	250

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	1,614	4,847
Fund management fee, net (Note C)	2,455	15,132
General and administrative expenses	4,781	6,598
	8,850	26,577

NET INCOME (LOSS)	$(8,191)	$(26,327)

Net income (loss) allocated to assignees	$(8,109)	$(26,064)

Net income (loss) allocated to general partner	$(82)	$(263)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 33

	2021	2020

Income
Interest income	$760	$458
Other income	—	—
	760	458

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	1,614	4,467
Fund management fee, net (Note C)	2,600	9,777
General and administrative expenses	2,800	5,167
	7,014	19,411

NET INCOME (LOSS)	$(6,254)	$(18,953)

Net income (loss) allocated to assignees	$(6,191)	$(18,763)

Net income (loss) allocated to general partner	$(63)	$(190)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 34

	2021	2020

Income
Interest income	$30	$237
Other income	—	—
	30	237

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	1,614	4,657
Fund management fee, net (Note C)	4,623	6,727
General and administrative expenses	3,582	5,814
	9,819	17,198

NET INCOME (LOSS)	$(9,789)	$(16,961)

Net income (loss) allocated to assignees	$(9,691)	$(16,791)

Net income (loss) allocated to general partner	$(98)	$(170)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 35

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 36

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 37

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 38

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 39

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 40

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 41

	2021	2020

Income
Interest income	$93	$381
Other income	—	2,506
	93	2,887

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	1,614	5,987
Fund management fee, net (Note C)	20,094	26,228
General and administrative expenses	3,404	5,448
	25,112	37,663

NET INCOME (LOSS)	$(25,019)	$(34,776)

Net income (loss) allocated to assignees	$(24,769)	$(34,428)

Net income (loss) allocated to general partner	$(250)	$(348)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 42

	2021	2020

Income
Interest income	$534	$917
Other income	868	—
	1,402	917

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	1,614	5,607
Fund management fee, net (Note C)	1,550	19,259
General and administrative expenses	2,897	5,151
	6,061	30,017

NET INCOME (LOSS)	$(4,659)	$(29,100)

Net income (loss) allocated to assignees	$(4,612)	$(28,809)

Net income (loss) allocated to general partner	$(47)	$(291)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 43

	2021	2020

Income
Interest income	$—	$1,219
Other income	—	874
	—	2,093

Gain on disposition of Operating Partnerships	—	9,000

Expenses
Professional fees	—	6,562
Fund management fee, net (Note C)	—	17,578
General and administrative expenses	—	5,789
	—	29,929

NET INCOME (LOSS)	$—	$(18,836)

Net income (loss) allocated to assignees	$—	$(18,648)

Net income (loss) allocated to general partner	$—	$(188)

Net income (loss) per BAC	$—	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 44

	2021	2020

Income
Interest income	$109	$421
Other income	—	—
	109	421

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	1,613	5,607
Fund management fee, net (Note C)	12,399	24,095
General and administrative expenses	3,677	5,315
	17,689	35,017

NET INCOME (LOSS)	$(17,580)	$(34,596)

Net income (loss) allocated to assignees	$(17,404)	$(34,250)

Net income (loss) allocated to general partner	$(176)	$(346)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 45

	2021	2020

Income
Interest income	$72	$369
Other income	490	22,990
	562	23,359

Gain on disposition of Operating Partnerships	211,140	—

Expenses
Professional fees	1,613	8,657
Fund management fee, net (Note C)	27,309	31,504
General and administrative expenses	11,030	6,157
	39,952	46,318

NET INCOME (LOSS)	$171,750	$(22,959)

Net income (loss) allocated to assignees	$170,032	$(22,729)

Net income (loss) allocated to general partner	$1,718	$(230)

Net income (loss) per BAC	$.04	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 46

	2021	2020

Income
Interest income	$112	$398
Other income	8,583	21,971
	8,695	22,369

Gain on disposition of Operating Partnerships	272,986	68,500

Expenses
Professional fees	1,612	6,560
Fund management fee, net (Note C)	38,264	45,163
General and administrative expenses	4,391	5,286
	44,267	57,009

NET INCOME (LOSS)	$237,414	$33,860

Net income (loss) allocated to assignees	$235,040	$33,521

Net income (loss) allocated to general partner	$2,374	$339

Net income (loss) per BAC	$.08	$.01

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(1,450,880)	$(383,588)	$(1,834,468)

Net income (loss)	317,421	3,206	320,627

Partners’ capital (deficit), June 30, 2021	$(1,133,459)	$(380,382)	$(1,513,841)

		General
	Assignees	Partner	Total
Partners’ capital (deficit) April 1, 2020	$(6,042,833)	$(444,787)	$(6,487,620)

Net income (loss)	(189,479)	(1,915)	(191,394)

Partners’ capital (deficit), June 30, 2020	$(6,232,312)	$(446,702)	$(6,679,014)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 20
Partners’ capital (deficit) April 1, 2021	$(754,767)	$754,767	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$(754,767)	$754,767	$—

		General
	Assignees	Partner	Total
Series 20
Partners’ capital (deficit) April 1, 2020	$(754,767)	$754,767	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	$(754,767)	$754,767	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 21
Partners’ capital (deficit) April 1, 2021	$(898,231)	$898,231	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$(898,231)	$898,231	$—

		General
	Assignees	Partner	Total
Series 21
Partners’ capital (deficit) April 1, 2020	$(898,231)	$898,231	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	$(898,231)	$898,231	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 22
Partners’ capital (deficit) April 1, 2021	$(2,448,362)	$2,448,362	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$(2,448,362)	$2,448,362	$—

		General
	Assignees	Partner	Total
Series 22
Partners’ capital (deficit) April 1, 2020	$(2,448,362)	$2,448,362	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	$(2,448,362)	$2,448,362	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 23
Partners’ capital (deficit) April 1, 2021	$(224,264)	$224,264	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$(224,264)	$224,264	$—

		General
	Assignees	Partner	Total
Series 23
Partners’ capital (deficit) April 1, 2020	$(224,264)	$224,264	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	$(224,264)	$224,264	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 24
Partners’ capital (deficit) April 1, 2021	$173,404	$(173,404)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$173,404	$(173,404)	$—

		General
	Assignees	Partner	Total
Series 24
Partners’ capital (deficit) April 1, 2020	$173,404	$(173,404)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	$173,404	$(173,404)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 25
Partners’ capital (deficit) April 1, 2021	$219,815	$(219,815)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$219,815	$(219,815)	$—

		General
	Assignees	Partner	Total
Series 25
Partners’ capital (deficit) April 1, 2020	$219,815	$(219,815)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	$219,815	$(219,815)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 26
Partners’ capital (deficit) April 1, 2021	$841,956	$(313,053)	$528,903

Net income (loss)	(8,349)	(84)	(8,433)

Partners’ capital (deficit), June 30, 2021	$833,607	$(313,137)	$520,470

		General
	Assignees	Partner	Total
Series 26
Partners’ capital (deficit) April 1, 2020	$888,586	$(312,582)	$576,004

Net income (loss)	(15,508)	(157)	(15,665)

Partners’ capital (deficit), June 30, 2020	$873,078	$(312,739)	$560,339

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 27
Partners’ capital (deficit) April 1, 2021	$133,264	$(133,264)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$133,264	$(133,264)	$—

		General
	Assignees	Partner	Total
Series 27
Partners’ capital (deficit) April 1, 2020	$133,264	$(133,264)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	$133,264	$(133,264)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 28
Partners’ capital (deficit) April 1, 2021	$275,140	$(275,140)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$275,140	$(275,140)	$—

		General
	Assignees	Partner	Total
Series 28
Partners’ capital (deficit) April 1, 2020	$275,140	$(275,140)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	$275,140	$(275,140)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 29
Partners’ capital (deficit) April 1, 2021	$(2,593,761)	$(368,267)	$(2,962,028)

Net income (loss)	(8,526)	(86)	(8,612)

Partners’ capital (deficit), June 30, 2021	$(2,602,287)	$(368,353)	$(2,970,640)

		General
	Assignees	Partner	Total
Series 29
Partners’ capital (deficit) April 1, 2020	$(2,581,075)	$(368,139)	$(2,949,214)

Net income (loss)	(7,010)	(71)	(7,081)

Partners’ capital (deficit), June 30, 2020	$(2,588,085)	$(368,210)	$(2,956,295)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 30
Partners’ capital (deficit) April 1, 2021	$(883,119)	$883,119	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$(883,119)	$883,119	$—

		General
	Assignees	Partner	Total
Series 30
Partners’ capital (deficit) April 1, 2020	$(883,119)	$883,119	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	$(883,119)	$883,119	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 31
Partners’ capital (deficit) April 1, 2021	$353,529	$(353,529)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$353,529	$(353,529)	$—

		General
	Assignees	Partner	Total
Series 31
Partners’ capital (deficit) April 1, 2020	$353,529	$(353,529)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	$353,529	$(353,529)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 32
Partners’ capital (deficit) April 1, 2021	$3,015,649	$(380,008)	$2,635,641

Net income (loss)	(8,109)	(82)	(8,191)

Partners’ capital (deficit), June 30, 2021	$3,007,540	$(380,090)	$2,627,450

		General
	Assignees	Partner	Total
Series 32
Partners’ capital (deficit) April 1, 2020	$514,959	$(405,267)	$109,692

Net income (loss)	(26,064)	(263)	(26,327)

Partners’ capital (deficit), June 30, 2020	$488,895	$(405,530)	$83,365

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 33
Partners’ capital (deficit) April 1, 2021	$3,231,141	$(195,423)	$3,035,718

Net income (loss)	(6,191)	(63)	(6,254)

Partners’ capital (deficit), June 30, 2021	$3,224,950	$(195,486)	$3,029,464

		General
	Assignees	Partner	Total
Series 33
Partners’ capital (deficit) April 1, 2020	$782,102	$(220,161)	$561,941

Net income (loss)	(18,763)	(190)	(18,953)

Partners’ capital (deficit), June 30, 2020	$763,339	$(220,351)	$542,988

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 34
Partners’ capital (deficit) April 1, 2021	$(2,016,839)	$(323,796)	$(2,340,635)

Net income (loss)	(9,691)	(98)	(9,789)

Partners’ capital (deficit), June 30, 2021	$(2,026,530)	$(323,894)	$(2,350,424)

		General
	Assignees	Partner	Total
Series 34
Partners’ capital (deficit) April 1, 2020	$(1,973,967)	$(323,363)	$(2,297,330)

Net income (loss)	(16,791)	(170)	(16,961)

Partners’ capital (deficit), June 30, 2020	$(1,990,758)	$(323,533)	$(2,314,291)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 35
Partners’ capital (deficit) April 1, 2021	$223,088	$(223,088)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$223,088	$(223,088)	$—

		General
	Assignees	Partner	Total
Series 35
Partners’ capital (deficit) April 1, 2020	$223,088	$(223,088)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	$223,088	$(223,088)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 36
Partners’ capital (deficit) April 1, 2021	$148,221	$(148,221)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$148,221	$(148,221)	$—

		General
	Assignees	Partner	Total
Series 36
Partners’ capital (deficit) April 1, 2020	$148,221	$(148,221)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	$148,221	$(148,221)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 37
Partners’ capital (deficit) April 1, 2021	$205,359	$(205,359)	$—

Net income (loss)	—	—	—

Partners' capital (deficit), June 30, 2021	$205,359	$(205,359)	$—

		General
	Assignees	Partner	Total
Series 37
Partners’ capital (deficit) April 1, 2020	$205,359	$(205,359)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	$205,359	$(205,359)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 38
Partners’ capital (deficit) April 1, 2021	$188,889	$(188,889)	$—

Net income (loss)	—	—	—

Partners' capital (deficit), June 30, 2021	$188,889	$(188,889)	$—

		General
	Assignees	Partner	Total
Series 38
Partners’ capital (deficit) April 1, 2020	$188,889	$(188,889)	$—

Net income (loss)	—	—	—

Partners' capital (deficit), June 30, 2020	$188,889	$(188,889)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 39
Partners’ capital (deficit) April 1, 2021	$196,043	$(196,043)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$196,043	$(196,043)	$—

		General
	Assignees	Partner	Total
Series 39
Partners’ capital (deficit) April 1, 2020	$196,043	$(196,043)	$—

Net income (loss)	—	—	—

Partners' capital (deficit), June 30, 2020	$196,043	$(196,043)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 40
Partners’ capital (deficit) April 1, 2021	$216,900	$(216,900)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$216,900	$(216,900)	$—

		General
	Assignees	Partner	Total
Series 40
Partners’ capital (deficit) April 1, 2020	$216,900	$(216,900)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	$216,900	$(216,900)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 41
Partners’ capital (deficit) April 1, 2021	$(2,009,681)	$(271,985)	$(2,281,666)

Net income (loss)	(24,769)	(250)	(25,019)

Partners’ capital (deficit), June 30, 2021	$(2,034,450)	$(272,235)	$(2,306,685)

		General
	Assignees	Partner	Total
Series 41
Partners’ capital (deficit) April 1, 2020	$(2,023,466)	$(272,124)	$(2,295,590)

Net income (loss)	(34,428)	(348)	(34,776)

Partners’ capital (deficit), June 30, 2020	$(2,057,894)	$(272,472)	$(2,330,366)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 42
Partners’ capital (deficit) April 1, 2021	$2,500,317	$(218,115)	$2,282,202

Net income (loss)	(4,612)	(47)	(4,659)

Partners’ capital (deficit), June 30, 2021	$2,495,705	$(218,162)	$2,277,543

		General
	Assignees	Partner	Total
Series 42
Partners’ capital (deficit) April 1, 2020	$1,843,687	$(224,748)	$1,618,939

Net income (loss)	(28,809)	(291)	(29,100)

Partners' capital (deficit), June 30, 2020	$1,814,878	$(225,039)	$1,589,839

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 43
Partners’ capital (deficit) April 1, 2021	$306,854	$(306,854)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$306,854	$(306,854)	$—

		General
	Assignees	Partner	Total
Series 43
Partners’ capital (deficit) April 1, 2020	$1,723,649	$(307,358)	$1,416,291

Net income (loss)	(18,648)	(188)	(18,836)

Partners' capital (deficit), June 30, 2020	$1,705,001	$(307,546)	$1,397,455

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 44
Partners’ capital (deficit) April 1, 2021	$676,442	$(233,014)	$443,428

Net income (loss)	(17,404)	(176)	(17,580)

Partners’ capital (deficit), June 30, 2021	$659,038	$(233,190)	$425,848

		General
	Assignees	Partner	Total
Series 44
Partners’ capital (deficit) April 1, 2020	$192,920	$(237,898)	$(44,978)

Net income (loss)	(34,250)	(346)	(34,596)

Partners' capital (deficit), June 30, 2020	$158,670	$(238,244)	$(79,574)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 45
Partners’ capital (deficit) April 1, 2021	$(1,079,247)	$(368,136)	$(1,447,383)

Net income (loss)	170,032	1,718	171,750

Partners’ capital (deficit), June 30, 2021	$(909,215)	$(366,418)	$(1,275,633)

		General
	Assignees	Partner	Total
Series 45
Partners’ capital (deficit) April 1, 2020	$(1,135,758)	$(368,707)	$(1,504,465)

Net income (loss)	(22,729)	(230)	(22,959)

Partners' capital (deficit), June 30, 2020	$(1,158,487)	$(368,937)	$(1,527,424)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 46
Partners’ capital (deficit) April 1, 2021	$(1,448,620)	$(280,028)	$(1,728,648)

Net income (loss)	235,040	2,374	237,414

Partners’ capital (deficit), June 30, 2021	$(1,213,580)	$(277,654)	$(1,491,234)

		General
	Assignees	Partner	Total
Series 46
Partners’ capital (deficit) April 1, 2020	$(1,399,379)	$(279,531)	$(1,678,910)

Net income (loss)	33,521	339	33,860

Partners' capital (deficit), June 30, 2020	$(1,365,858)	$(279,192)	$(1,645,050)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

	2021	2020

Cash flows from operating activities:

Net income (loss)	$320,627	$(191,394)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(484,126)	(87,000)
Changes in assets and liabilities
(Increase) Decrease in other assets	581	—
(Decrease) Increase in accounts payable and accrued expenses	(27)	(6,500)
(Decrease) Increase in accounts payable affiliates	(771,613)	(332,735)

Net cash provided by (used in) operating activities	(934,558)	(617,629)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	484,126	87,000

Net cash provided by investing activities	484,126	87,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(450,432)	(530,629)

Cash and cash equivalents, beginning	10,819,585	6,622,109

Cash and cash equivalents, ending	$10,369,153	$6,091,480

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 20

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—

Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 21

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—

Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 22

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—

Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 23

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—

Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 24

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—

Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 25

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—

Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 26

	2021	2020

Cash flows from operating activities:

Net income (loss)	$(8,433)	$(15,665)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	25	—
(Decrease) Increase in accounts payable and accrued expenses		—
(Decrease) Increase in accounts payable affiliates	2,199	—

Net cash provided by (used in) operating activities	(6,209)	(15,665)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,209)	(15,665)

Cash and cash equivalents, beginning	531,027	576,004

Cash and cash equivalents, ending	$524,818	$560,339

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 27

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—

Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 28

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—

Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 29

	2021	2020

Cash flows from operating activities:

Net income (loss)	$(8,612)	$(7,081)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	(9,500)
Changes in assets and liabilities
(Increase) Decrease in other assets	49	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	3,618	6,854

Net cash provided by (used in) operating activities	(4,945)	(9,727)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	9,500

Net cash provided by investing activities	—	9,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,945)	(227)

Cash and cash equivalents, beginning	164,236	157,446

Cash and cash equivalents, ending	$159,291	$157,219

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 30

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—

Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 31

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—

Net cash provided by (used in ) operating activities	—	—

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 32

	2021	2020

Cash flows from operating activities:

Net income (loss)	$(8,191)	$(26,327)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	25	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	2,455	15,132

Net cash provided by (used in) operating activities	(5,711)	(11,195)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,711)	(11,195)

Cash and cash equivalents, beginning	2,640,414	193,203

Cash and cash equivalents, ending	$2,634,703	$182,008

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 33

	2021	2020

Cash flows from operating activities:

Net income (loss)	$(6,254)	$(18,953)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	25	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	2,600	—

Net cash provided by (used in) operating activities	(3,629)	(18,953)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,629)	(18,953)

Cash and cash equivalents, beginning	3,040,636	561,941

Cash and cash equivalents, ending	$3,037,007	$542,988

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 34

	2021	2020

Cash flows from operating activities:

Net income (loss)	$(9,789)	$(16,961)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	25	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	4,623	6,727

Net cash provided by (used in) operating activities	(5,141)	(10,234)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,141)	(10,234)

Cash and cash equivalents, beginning	129,067	148,344

Cash and cash equivalents, ending	$123,926	$138,110

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 35

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—

Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 36

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—

Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 37

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—

Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 38

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—

Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 39

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—

Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 40

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—

Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 41

	2021	2020

Cash flows from operating activities:

Net income (loss)	$(25,019)	$(34,776)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	343	—
(Decrease) Increase in accounts payable and accrued expenses	(1)	—
(Decrease) Increase in accounts payable affiliates	(13,506)	28,521

Net cash provided by (used in) operating activities	(38,183)	(6,255)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,183)	(6,255)

Cash and cash equivalents, beginning	408,743	352,239

Cash and cash equivalents, ending	$370,560	$345,984

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 42

	2021	2020

Cash flows from operating activities:

Net income (loss)	$(4,659)	$(29,100)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	(473)	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	4,050	—

Net cash provided by (used in) operating activities	(1,082)	(29,100)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,082)	(29,100)

Cash and cash equivalents, beginning	2,318,856	1,607,893

Cash and cash equivalents, ending	$2,317,774	$1,578,793

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 43

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$(18,836)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	(9,000)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	3,000
(Decrease) Increase in accounts payable affiliates	—	—

Net cash provided by (used in) operating activities	—	(24,836)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	9,000

Net cash provided by investing activities	—	9,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(15,836)

Cash and cash equivalents, beginning	—	1,416,291

Cash and cash equivalents, ending	$—	$1,400,455

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 44

	2021	2020

Cash flows from operating activities:

Net income (loss)	$(17,580)	$(34,596)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	106	—
(Decrease) Increase in accounts payable and accrued expenses	(26)	(4,000)
(Decrease) Increase in accounts payable affiliates	(387,090)	30,315

Net cash provided by (used in) operating activities	(404,590)	(8,281)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(404,590)	(8,281)

Cash and cash equivalents, beginning	842,738	321,693

Cash and cash equivalents, ending	$438,148	$313,412

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 45

	2021	2020

Cash flows from operating activities:

Net income (loss)	$171,750	$(22,959)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(211,140)	—
Changes in assets and liabilities
(Increase) Decrease in other assets	232	—
(Decrease) Increase in accounts payable and accrued expenses	—	(12,000)
(Decrease) Increase in accounts payable affiliates	(162,252)	(468,773)

Net cash provided by (used in) operating activities	(201,410)	(503,732)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	211,140	—

Net cash provided by investing activities	211,140	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,730	(503,732)

Cash and cash equivalents, beginning	294,663	859,371

Cash and cash equivalents, ending	$304,393	$355,639

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 46

	2021	2020

Cash flows from operating activities:

Net income (loss)	$237,414	$33,860
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(272,986)	(68,500)
Changes in assets and liabilities
(Increase) Decrease in other assets	224	—
(Decrease) Increase in accounts payable and accrued expenses	—	6,500
(Decrease) Increase in accounts payable affiliates	(228,310)	48,489

Net cash provided by (used in) operating activities	(263,658)	20,349

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	272,986	68,500

Net cash provided by investing activities	272,986	68,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,328	88,849

Cash and cash equivalents, beginning	449,205	427,684

Cash and cash equivalents, ending	$458,533	$516,533

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective December 16, 1993, which covered the offering (the "Public Offering") of the Fund’s beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Fund registered 30,000,000 BACs at $10 per BAC for sale to the public in one or more series. On April 18, 1996, an amendment to Form S-11 which registered an additional 10,000,000 BACs for sale to the public in one or more series became effective. On April 2, 1998, an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public in one or more series, became effective. On July 26, 2000, an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public in one or more series, became effective. On July 24, 2001, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public in one or more series, became effective. On July 24, 2002, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective. On July 1, 2003, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective.

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2021

(Unaudited)

NOTE A – ORGANIZATION (continued)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2021 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund’s accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2021

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2021 and 2020, are as follows:

	2021	2020
Series 26	$2,199	$4,282
Series 29	3,618	6,854
Series 32	2,455	15,132
Series 33	2,600	9,777
Series 34	4,623	6,727
Series 41	20,094	28,521
Series 42	4,050	19,259
Series 43	—	21,348
Series 44	12,399	30,315
Series 45	28,713	38,900
Series 46	44,676	48,489
	$125,427	$229,604

The fund management fees paid for the three months ended June 30, 2021 and 2020 are as follows:

	2021	2020
Series 26	$—	$4,282
Series 33	—	9,777
Series 41	33,600	—
Series 42	—	19,259
Series 43	—	21,348
Series 44	399,489	—
Series 45	190,965	507,673
Series 46	272,986	—
	$897,040	$562,339

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2021

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2021 and 2020, the Fund has limited partnership interests in 29 and 65 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2021 and 2020 are as follows:

	2021	2020
Series 20	—	—
Series 21	—	—
Series 22	—	—
Series 23	—	—
Series 24	—	—
Series 25	—	—
Series 26	1	3
Series 27	—	—
Series 28	—	—
Series 29	2	4
Series 30	—	—
Series 31	—	—
Series 32	1	3
Series 33	1	2
Series 34	1	2
Series 35	—	—
Series 36	—	—
Series 37	—	—
Series 38	—	—
Series 39	—	—
Series 40	—	—
Series 41	2	8
Series 42	2	6
Series 43	—	10
Series 44	2	3
Series 45	8	13
Series 46	9	11
	29	65

Under the terms of the Fund’s investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2021 and 2020, are as follows:

	2021	2020
Series 29	$785	$785
Series 42	—	254
	$785	$1,039

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the three months ended June 30, 2021 the Fund disposed of four Operating Partnerships. A summary of the dispositions by Series for June 30, 2021 is as follows:

	Operating	Sale of
	Partnership	Underlying	Fund Proceeds
	Interest	Operating	from	Gain (loss) on
	Transferred	Partnership	Disposition	Disposition
Series 45	3	—	$211,140	$211,140
Series 46	1	—	272,986	272,986
Total	4	—	$484,126	$484,126

During the three months ended June 30, 2020 the Fund disposed of three Operating Partnerships. A summary of the dispositions by Series for June 30, 2020 is as follows:

	Operating	Sale of
	Partnership	Underlying	Fund Proceeds
	Interest	Operating	from	Gain on
	Transferred	Partnership	Disposition	Disposition
Series 29	1	–	$9,500	$9,500
Series 43	1	–	9,000	9,000
Series 46	1	–	68,500	68,500
Total	3	–	$87,000	$87,000

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund’s fiscal year ends March 31st for each year, while all the Operating Partnerships’ fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership’s quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2021.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

	2021	2020
Revenues
Rental	$3,418,577	$6,174,994
Interest and other	67,262	141,707
	3,485,839	6,316,701

Expenses
Interest	635,919	1,056,994
Depreciation and amortization	691,976	1,393,692
Operating expenses	2,203,776	4,321,460
	3,531,671	6,772,146

NET INCOME (LOSS)	$(45,832)	$(455,445)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(45,374)	$(450,891)

Net income (loss) allocated to other Partners	$(458)	$(4,554)

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 20

	2021	2020
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 21

	2021	2020
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 22

	2021	2020
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 23

	2021	2020
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 24

	2021	2020
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 25

	2021	2020
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 26

	2021	2020
Revenues
Rental	$44,297	$108,570
Interest and other	215	1,225
	44,512	109,795

Expenses
Interest	12,798	13,666
Depreciation and amortization	10,901	27,578
Operating expenses	35,830	111,496
	59,529	152,740

NET INCOME (LOSS)	$(15,017)	$(42,945)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(14,867)	$(42,516)

Net income (loss) allocated to other Partners	$(150)	$(429)

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 27

	2021	2020
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 28

	2021	2020
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 29

	2021	2020
Revenues
Rental	$136,253	$208,972
Interest and other	592	6,445
	136,845	215,417

Expenses
Interest	21,193	33,626
Depreciation and amortization	21,958	37,182
Operating expenses	122,238	184,989
	165,389	255,797

NET INCOME (LOSS)	$(28,544)	$(40,380)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(28,259)	$(39,976)

Net income (loss) allocated to other Partners	$(285)	$(404)

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 30

	2021	2020
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 31

	2021	2020
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 32

	2021	2020
Revenues
Rental	$43,182	$292,621
Interest and other	893	4,873
	44,075	297,494

Expenses
Interest	11,759	44,187
Depreciation and amortization	12,916	87,094
Operating expenses	31,049	250,700
	55,724	381,981

NET INCOME (LOSS)	$(11,649)	$(84,487)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(11,532)	$(83,642)

Net income (loss) allocated to other Partners	$(117)	$(845)

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 33

	2021	2020
Revenues
Rental	$57,341	$224,455
Interest and other	3,137	7,915
	60,478	232,370

Expenses
Interest	13,233	37,328
Depreciation and amortization	11,767	48,034
Operating expenses	45,261	172,781
	70,261	258,143

NET INCOME (LOSS)	$(9,783)	$(25,773)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(9,685)	$(25,515)

Net income (loss) allocated to other Partners	$(98)	$(258)

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 34

	2021	2020
Revenues
Rental	$142,910	$163,362
Interest and other	5,560	5,670
	148,470	169,032

Expenses
Interest	21,676	24,983
Depreciation and amortization	21,319	38,249
Operating expenses	90,710	140,447
	133,705	203,679

NET INCOME (LOSS)	$14,765	$(34,647)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$14,617	$(34,301)

Net income (loss) allocated to other Partners	$148	$(346)

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 35

	2021	2020
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 36

	2021	2020
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 37

	2021	2020
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 38

	2021	2020
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 39

	2021	2020
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 40

	2021	2020
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 41

	2021	2020
Revenues
Rental	$611,601	$804,868
Interest and other	10,421	20,306
	622,022	825,174

Expenses
Interest	111,343	142,009
Depreciation and amortization	95,199	153,428
Operating expenses	388,026	536,406
	594,568	831,843

NET INCOME (LOSS)	$27,454	$(6,669)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$27,179	$(6,602)

Net income (loss) allocated to other Partners	$275	$(67)

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 42

	2021	2020
Revenues
Rental	$119,749	$482,450
Interest and other	2,023	22,177
	121,772	504,627

Expenses
Interest	18,132	93,920
Depreciation and amortization	29,547	122,288
Operating expenses	77,360	390,678
	125,039	606,886

NET INCOME (LOSS)	$(3,267)	$(102,259)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(3,234)	$(101,236)

Net income (loss) allocated to other Partners	$(33)	$(1,023)

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 43

	2021	2020
Revenues
Rental	$—	$625,563
Interest and other	—	16,770
	—	642,333

Expenses
Interest	—	51,066
Depreciation and amortization	—	169,541
Operating expenses	—	510,237
	—	730,844

NET INCOME (LOSS)	$—	$(88,511)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$(87,626)

Net income (loss) allocated to other Partners	$—	$(885)

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 44

	2021	2020
Revenues
Rental	$379,351	$908,953
Interest and other	4,604	10,255
	383,955	919,208

Expenses
Interest	81,617	217,657
Depreciation and amortization	78,103	169,809
Operating expenses	183,341	393,371
	343,061	780,837

NET INCOME (LOSS)	$40,894	$138,371

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$40,485	$136,987

Net income (loss) allocated to other Partners	$409	$1,384

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 45

	2021	2020
Revenues
Rental	$791,250	$1,154,815
Interest and other	9,654	19,363
	800,904	1,174,178

Expenses
Interest	116,210	165,201
Depreciation and amortization	192,641	277,464
Operating expenses	568,111	880,025
	876,962	1,322,690

NET INCOME (LOSS)	$(76,058)	$(148,512)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(75,297)	$(147,027)

Net income (loss) allocated to other Partners	$(761)	$(1,485)

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 46

	2021	2020
Revenues
Rental	$1,092,643	$1,200,365
Interest and other	30,163	26,708
	1,122,806	1,227,073

Expenses
Interest	227,958	233,351
Depreciation and amortization	217,625	263,025
Operating expenses	661,850	750,330
	1,107,433	1,246,706

NET INCOME (LOSS)	$15,373	$(19,633)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$15,219	$(19,437)

Net income (loss) allocated to other Partners	$154	$(196)

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

NOTE E - TAXABLE LOSS

The Fund’s taxable loss is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2021

(Unaudited)

NOTE G – CONTINGENCY

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

Item 2.Management's Discussions and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2021 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves. These sources of liquidity, along with the Fund’s working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended June 30, 2021 were $125,427 and total fund management fees accrued as of June 30, 2021 were $11,892,457. During the three months ended June 30, 2021, $897,040 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of June 30, 2021.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970.

Series 20 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended June 30, 2021, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in all 14 of the Operating Partnerships.

Prior to the quarter ended June 30, 2021, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in all 29 of the Operating Partnerships.

Prior to the quarter ended June 30, 2021, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended June 30, 2021, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended June 30, 2021, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended June 30, 2021, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 44 of the Operating Partnerships and 1 remains.

Prior to the quarter ended June 30, 2021, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended June 30, 2021, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30, 1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in all 26 of the Operating Partnerships.

Prior to the quarter ended June 30, 2021, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 20 of the Operating Partnerships and 2 remain.

During the quarter ended June 30, 2021, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 1 Operating Partnership in the amount of $785 as of June 30, 2021. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since sold its interest in all 20 of the Operating Partnerships.

Prior to the quarter ended June 30, 2021, Series 30 had released all payments of its capital contributions to the Operating Partnerships.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since sold its interest in all 27 of the Operating Partnerships.

Prior to the quarter ended June 30, 2021, Series 31 had released all payments of its capital contributions to the Operating Partnerships.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. Series 32 has since sold its interest in 16 of the Operating Partnerships and 1 remains. The series has also purchased membership interests in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC.

Prior to the quarter ended June 30, 2021, Series 32 had released all payments of its capital contributions to the Operating Partnerships.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 9 of the Operating Partnerships and 1 remains.

Prior to the quarter ended June 30, 2021, Series 33 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2021, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended June 30, 2021, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended June 30, 2021, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in all 7 of the Operating Partnerships.

Prior to the quarter ended June 30, 2021, Series 37 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2021, Series 38 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

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

Prior to the quarter ended June 30, 2021, Series 39 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

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

Prior to the quarter ended June 30, 2021, Series 40 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. Series 41 has since sold its interest in 21 of the Operating Partnerships and 2 remain. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2021, Series 41 had released all payments of its capital contributions to the Operating Partnerships.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 21 of the Operating Partnerships and 2 remain.

During the quarter ended June 30, 2021, Series 42 applied $254 of contributions payable to a prior year disposition, and has now released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2021, Series 43 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BACs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $20,248,519. Series 44 has since sold its interest in 8 of the Operating Partnerships and 2 remain. In addition, the Fund committed and used $164,164 of Series 44 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2021, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. Series 45 has since sold its interest in 23 of the Operating Partnerships and 8 remain. In addition, the Fund committed and used $302,862 of Series 45 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2021, Series 45 had released all payments of its capital contributions to the Operating Partnerships.

Series 46

The Fund commenced offering BACs in Series 46 on September 23, 2003. Offers and sales of BACs in Series 46 were completed on December 19, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $22,495,082. Series 46 has since sold its interest in 6 of the Operating Partnerships and 9 remain. In addition, the Fund committed and used $228,691 of Series 46 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2021, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of June 30, 2021 and 2020, the Fund held limited partnership interests in 29 and 65 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, formerly an affiliate of the Fund’s general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the Fund’s general partner, in an annual fund management fee of.5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2021 are as follows:

			3 Months
	3 Months	3 Months	Fund Management Fee Net
	Gross Fund	Asset Management and	of Asset Management and
	Management Fee	Reporting Fee	Reporting Fee
Series 20	$—	$—	$—
Series 21	—	—	—
Series 22	—	—	—
Series 23	—	—	—
Series 24	—	—	—
Series 25	—	—	—
Series 26	2,199	—	2,199
Series 27	—	—	—
Series 28	—	—	—
Series 29	3,618	1,319	2,299
Series 30	—	—	—
Series 31	—	—	—
Series 32	2,455	—	2,455
Series 33	2,600	—	2,600
Series 34	4,623	—	4,623
Series 35	—	—	—
Series 36	—	—	—
Series 37	—	—	—
Series 38	—	—	—
Series 39	—	—	—
Series 40	—	—	—
Series 41	20,094	—	20,094
Series 42	4,050	2,500	1,550
Series 43	—	—	—
Series 44	12,399	—	12,399
Series 45	28,713	1,404	27,309
Series 46	44,676	6,412	38,264
	$125,427	$11,635	$113,792

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

The series did not have any properties as of June 30, 2021 and 2020.

Series 21

The series did not have any properties as of June 30, 2021 and 2020.

Series 22

The series did not have any properties as of June 30, 2021 and 2020.

Series 23

The series did not have any properties as of June 30, 2021 and 2020.

Series 24

The series did not have any properties as of June 30, 2021 and 2020.

Series 25

The series did not have any properties as of June 30, 2021 and 2020.

Series 26

As of June 30, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at June 30, 2021, which was at 100% Qualified Occupancy.

For the three month periods ended June 30, 2021 and 2020, Series 26 reflects a net loss from Operating Partnerships of $(15,017) and $(42,945), respectively, which includes depreciation and amortization of $10,901 and $27,578, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Brookhaven Apartments Partnership, A Louisiana Partners

Series 27

The series did not have any properties as of June 30, 2021 and 2020.

Series 28

The series did not have any properties as of June 30, 2021 and 2020.

Series 29

As of June 30, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at June 30, 2021, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2021 and 2020, Series 29 reflects a net loss from Operating Partnerships of $(28,544) and $(40,380), respectively, which includes depreciation and amortization of $21,958 and $37,182, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 30

The series did not have any properties as of June 30, 2021 and 2020.

Series 31

The series did not have any properties as of June 30, 2021 and 2020.

Series 32

As of June 30, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at June 30, 2021, which was at 100% Qualified Occupancy.

For the three month periods ended June 30, 2021 and 2020, Series 32 reflects a net loss from Operating Partnerships of $(11,649) and $(84,487), respectively, which includes depreciation and amortization of $12,916 and $87,094, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 33

As of June 30, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at June 30, 2021, which was at 100% Qualified Occupancy.

For the three month periods ended June 30, 2021 and 2020, Series 33 reflects a net loss from Operating Partnerships of $(9,783) and $(25,773), respectively, which includes depreciation and amortization of $11,767 and $48,034, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 34

As of June 30, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at June 30, 2021, which was at 100% Qualified Occupancy.

For the three month periods ended June 30, 2021 and 2020, Series 34 reflects a net income (loss) from the Operating Partnerships of $14,765 and $(34,647), respectively, which includes depreciation and amortization of $21,319 and $38,249, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 35

The series did not have any properties as of June 30, 2021 and 2020.

Series 36

The series did not have any properties as of June 30, 2021 and 2020.

Series 37

The series did not have any properties as of June 30, 2021 and 2020.

Series 38

The series did not have any properties as of June 30, 2021 and 2020.

Series 39

The series did not have any properties as of June 30, 2021 and 2020.

Series 40

The series did not have any properties as of June 30, 2021 and 2020.

Series 41

As of June 30, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at June 30, 2021, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2021 and 2020, Series 41 reflects a net income (loss) from Operating Partnerships of $27,454 and $(6,669), respectively, which includes depreciation and amortization of $95,199 and $153,428, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnerships has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Marwood Senior Associates, LLC

Series 42

As of June 30, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at June 30, 2021, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2021 and 2020, Series 42 reflects a net loss from Operating Partnerships of $(3,267) and $(102,259), respectively, which includes depreciation and amortization of $29,547 and $122,288, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Marwood Senior Associates, LLC

Chester Townhouses Phase II Apartments

Series 43

As of June 30, 2020, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2021.

For the three month periods ended June 30, 2021 and 2020, Series 43 reflects a net loss from Operating Partnerships of $(-) and $(88,511), respectively, which includes depreciation and amortization of $- and $169,541, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 44

As of June 30, 2021 and 2020, the average Qualified Occupancy was 100%. The series had a total of 2 properties at June 30, 2021, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2021 and 2020, Series 44 reflects a net income from Operating Partnerships of $40,894 and $138,371, respectively, which includes depreciation and amortization of $78,103 and $169,809, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 45

As of June 30, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at June 30, 2021, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2021 and 2020, Series 45 reflects a net loss from Operating Partnerships of $(76,058) and $(148,512), respectively, which includes depreciation and amortization of $192,641 and $277,464, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In June 2021, the investment general partner of Series 45 and BF Garden Tax Credit Fund V - Series 47 transferred their respective interest in Dawn Springs Villa LP, with cash proceeds to the investment partnership of $22,749 and $12,249, for Series 45 and Series 47, respectively. These proceeds of $22,749 and $12,249, for Series 45 and Series 47, respectively, were returned to cash reserves and recorded as a gain on sale as of June 30, 2021.

In June 2021, the investment general partner transferred its interest in London Village, Limited, with cash proceeds to the investment partnership of $173,991. These proceeds were returned to cash reserves held by Series 45 and recorded as a gain on transfer as of June 30, 2021.

In June 2021, the investment general partner transferred its interest in Heritage Christian Home III, LP, with cash proceeds to the investment partnership of $14,400. These proceeds were returned to cash reserves held by Series 45 and recorded as a gain on transfer as of June 30, 2021.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Harbet Avenue Limited Partnership

University Plaza Investment Group, LLLP

Series 46

As of June 30, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2021, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2021 and 2020, Series 46 reflects a net income (loss) from Operating Partnerships of $15,373 and $(19,633), respectively, which includes depreciation and amortization of $217,625 and $263,025, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In June 2021, the investment general partner transferred its interest in Sandy Hill, Limited, with cash proceeds to the investment partnership of $272,986. These proceeds were returned to cash reserves held by Series 46 and recorded as a gain on transfer as of June 30, 2021.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Linden–Shawnee Partners, L.P.

Saint Martin Apartments, L.P.

Jacksonville Square Apartments

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

Item 4Controls and Procedures

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

(b)   Changes in Internal Controls

There were no changes in the Fund’s or any Series' internal controls over financial reporting that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Fund’s or any Series' internal controls over financial reporting.

(c)   Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Fund required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed or furnished as Exhibits 31.a, 31.b, 32.a and 32.b to this Quarterly Report on Form 10-Q, are applicable to each Series individually and the Fund as a whole.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None

Item 1A.Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

None

Item 6.Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith
31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith
32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

101. The following materials from the BF Garden Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund IV L.P.
By:	BF Garden Associates IV L.P.,
its General Partner
	By:	Corporate Investment Holdings, Inc.,
its General Partner

Date:August 12, 2021	By:	/s/ Gregory Voyentzie

Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

August 12, 2021	/s/ Gregory Voyentzie	President (Principal Executive Officer),
	Gregory Voyentzie	Corporate Investment Holdings, Inc.

August 12, 2021	/s/ Marie Reynolds	Treasurer (Principal Accounting and Financial Officer),
	Marie Reynolds	Corporate Investment Holdings, Inc.