Form 10-Q
period 2021-09-30
BF Garden Tax Credit Fund IV L.P.
filed 2021-11-10
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

or

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

BF GARDEN TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	11,174,704	10,819,585
Other assets	7,338	10,829
	$11,182,042	$10,830,414

LIABILITIES
Accounts payable and accrued expenses	$—	$27
Accounts payable affiliates (Note C)	11,628,116	12,664,070
Capital contributions payable	785	785
	11,628,901	12,664,882

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 82,874,653 outstanding as of September 30, 2021 and March 31, 2021.	(77,147)	(1,450,880)
General Partner	(369,712)	(383,588)
	(446,859)	(1,834,468)
	$11,182,042	$10,830,414

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,828,200 outstanding as of September 30, 2021 and March 31, 2021.	(754,767)	(754,767)
General Partner	754,767	754,767
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of September 30, 2021 and March 31, 2021.	(898,231)	(898,231)
General Partner	898,231	898,231
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,550,145 outstanding as of September 30, 2021 and March 31, 2021.	(2,448,362)	(2,448,362)
General Partner	2,448,362	2,448,362
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,303,327 outstanding as of September 30, 2021 and March 31, 2021.	(224,264)	(224,264)
General Partner	224,264	224,264
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,150,053 outstanding as of September 30, 2021 and March 31, 2021.	173,404	173,404
General Partner	(173,404)	(173,404)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of September 30, 2021 and March 31, 2021.	219,815	219,815
General Partner	(219,815)	(219,815)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	512,301	531,027
Other assets	—	75
	$512,301	$531,102

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	2,199
Capital contributions payable	—	—
	—	2,199

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,926,374 outstanding as of September 30, 2021 and March 31, 2021.	825,520	841,956
General Partner	(313,219)	(313,053)
	512,301	528,903
	$512,301	$531,102

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,431,350 outstanding as of September 30, 2021 and March 31, 2021.	133,264	133,264
General Partner	(133,264)	(133,264)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,979,139 outstanding as of September 30, 2021 and March 31, 2021.	275,140	275,140
General Partner	(275,140)	(275,140)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	138,344	164,236
Other assets	2,525	2,148
	$140,869	$166,384

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	3,106,534	3,127,627
Capital contributions payable	785	785
	3,107,319	3,128,412

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,911,725 outstanding as of September 30, 2021 and March 31, 2021.	(2,598,139)	(2,593,761)
General Partner	(368,311)	(368,267)
	(2,966,450)	(2,962,028)
	$140,869	$166,384

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,621,200 outstanding as of September 30, 2021 and March 31, 2021.	(883,119)	(883,119)
General Partner	883,119	883,119
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,375,757 outstanding as of September 30, 2021 and March 31, 2021.	353,529	353,529
General Partner	(353,529)	(353,529)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	2,627,798	2,640,414
Other assets	—	74
	$2,627,798	$2,640,488

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	4,847
Capital contributions payable	—	—
	—	4,847

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,706,298 outstanding as of September 30, 2021 and March 31, 2021.	3,007,884	3,015,649
General Partner	(380,086)	(380,008)
	2,627,798	2,635,641
	$2,627,798	$2,640,488

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	3,036,157	3,040,636
Other assets	—	74
	$3,036,157	$3,040,710

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	4,992
Capital contributions payable	—	—
	—	4,992

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,605,833 outstanding as of September 30, 2021 and March 31, 2021.	3,231,576	3,231,141
General Partner	(195,419)	(195,423)
	3,036,157	3,035,718
	$3,036,157	$3,040,710

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	108,959	129,067
Other assets	25	74
	$108,984	$129,141

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	2,479,022	2,469,776
Capital contributions payable	—	—
	2,479,022	2,469,776

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,474,319 outstanding as of September 30, 2021 and March 31, 2021.	(2,045,948)	(2,016,839)
General Partner	(324,090)	(323,796)
	(2,370,038)	(2,340,635)
	$108,984	$129,141

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,277,913 outstanding as of September 30, 2021 and March 31, 2021.	223,088	223,088
General Partner	(223,088)	(223,088)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,083,704 outstanding as of September 30, 2021 and March 31, 2021.	148,221	148,221
General Partner	(148,221)	(148,221)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,489,100 outstanding as of September 30, 2021 and March 31, 2021.	205,359	205,359
General Partner	(205,359)	(205,359)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,536,200 outstanding as of September 30, 2021 and March 31, 2021.	188,889	188,889
General Partner	(188,889)	(188,889)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of September 30, 2021 and March 31, 2021.	196,043	196,043
General Partner	(196,043)	(196,043)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,611,356 outstanding as of September 30, 2021 and March 31, 2021.	216,900	216,900
General Partner	(216,900)	(216,900)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	347,749	408,743
Other assets	48	437
	$347,797	$409,180

LIABILITIES
Accounts payable and accrued expenses	$—	$1
Accounts payable affiliates (Note C)	2,697,433	2,690,845
Capital contributions payable	—	—
	2,697,433	2,690,846

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,865,176 outstanding as of September 30, 2021 and March 31, 2021.	(2,076,971)	(2,009,681)
General Partner	(272,665)	(271,985)
	(2,349,636)	(2,281,666)
	$347,797	$409,180

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	2,392,889	2,318,856
Other assets	528	82
	$2,393,417	$2,318,938

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	44,836	36,736
Capital contributions payable	—	—
	44,836	36,736

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,706,362 outstanding as of September 30, 2021 and March 31, 2021.	2,566,032	2,500,317
General Partner	(217,451)	(218,115)
	2,348,581	2,282,202
	$2,393,417	$2,318,938

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,617,987 outstanding as of September 30, 2021 and March 31, 2021.	306,854	306,854
General Partner	(306,854)	(306,854)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	1,253,259	842,738
Other assets	50	205
	$1,253,309	$842,943

LIABILITIES
Accounts payable and accrued expenses	$—	$26
Accounts payable affiliates (Note C)	12,399	399,489
Capital contributions payable	—	—
	12,399	399,515

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,682,873 outstanding as of September 30, 2021 and March 31, 2021.	1,465,949	676,442
General Partner	(225,039)	(233,014)
	1,240,910	443,428
	$1,253,309	$842,943

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	315,906	294,663
Other assets	170	2,627
	$316,076	$297,290

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	1,350,948	1,744,673
Capital contributions payable	—	—
	1,350,948	1,744,673

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 3,989,967 outstanding as of September 30, 2021 and March 31, 2021.	(670,861)	(1,079,247)
General Partner	(364,011)	(368,136)
	(1,034,872)	(1,447,383)
	$316,076	$297,290

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	September 30,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	441,342	449,205
Other assets	3,992	5,033
	$445,334	$454,238

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	1,936,944	2,182,886
Capital contributions payable	—	—
	1,936,944	2,182,886

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,965,635 outstanding as of September 30, 2021 and March 31, 2021.	(1,213,952)	(1,448,620)
General Partner	(277,658)	(280,028)
	(1,491,610)	(1,728,648)
	$445,334	$454,238

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

	2021	2020

Income
Interest income	$2,661	$2,375
Other income	55,568	69,667
	58,229	72,042

Gain on disposition of Operating Partnerships	1,308,405	343,992

Expenses
Professional fees	117,767	153,825
Fund management fee, net (Note C)	72,421	165,087
General and administrative expenses	109,464	96,081
	299,652	414,993

NET INCOME (LOSS)	$1,066,982	$1,041

Net income (loss) allocated to assignees	$1,056,312	$1,030

Net income (loss) allocated to general partner	$10,670	$11

Net income (loss) per BAC	$.01	$.00

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 26

	2021	2020

Income
Interest income	$131	$169
Other income	—	—
	131	169

Gain on disposition of Operating Partnerships	20,845	—

Expenses
Professional fees	10,105	12,751
Fund management fee, net (Note C)	1,466	4,282
General and administrative expenses	17,574	8,861
	29,145	25,894

NET INCOME (LOSS)	$(8,169)	$(25,725)

Net income (loss) allocated to assignees	$(8,087)	$(25,468)

Net income (loss) allocated to general partner	$(82)	$(257)

Net income (loss) per BAC	$(.00)	$(.01)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 29

	2021	2020

Income
Interest income	$37	$55
Other income	—	—
	37	55

Gain on disposition of Operating Partnerships	29,999	—

Expenses
Professional fees	11,780	8,276
Fund management fee, net (Note C)	(212)	6,651
General and administrative expenses	14,278	8,852
	25,846	23,779

NET INCOME (LOSS)	$4,190	$(23,724)

Net income (loss) allocated to assignees	$4,148	$(23,487)

Net income (loss) allocated to general partner	$42	$(237)

Net income (loss) per BAC	$.00	$(.01)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 32

	2021	2020

Income
Interest income	$662	$65
Other income	—	10,008
	662	10,073

Gain on disposition of Operating Partnerships	23,823	—

Expenses
Professional fees	10,105	9,526
Fund management fee, net (Note C)	1,636	8,632
General and administrative expenses	12,396	8,867
	24,137	27,025

NET INCOME (LOSS)	$348	$(16,952)

Net income (loss) allocated to assignees	$344	$(16,782)

Net income (loss) allocated to general partner	$4	$(170)

Net income (loss) per BAC	$.00	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 33

	2021	2020

Income
Interest income	$764	$238
Other income	—	10,008
	764	10,246

Gain on disposition of Operating Partnerships	23,823	—

Expenses
Professional fees	8,930	8,001
Fund management fee, net (Note C)	1,734	3,277
General and administrative expenses	7,230	8,455
	17,894	19,733

NET INCOME (LOSS)	$6,693	$(9,487)

Net income (loss) allocated to assignees	$6,626	$(9,393)

Net income (loss) allocated to general partner	$67	$(94)

Net income (loss) per BAC	$.00	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 34

	2021	2020

Income
Interest income	$28	$49
Other income	—	—
	28	49

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	8,930	11,904
Fund management fee, net (Note C)	1,623	3,727
General and administrative expenses	9,089	8,630
	19,642	24,261

NET INCOME (LOSS)	$(19,614)	$(24,212)

Net income (loss) allocated to assignees	$(19,418)	$(23,970)

Net income (loss) allocated to general partner	$(196)	$(242)

Net income (loss) per BAC	$(.01)	$(.01)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 41

	2021	2020

Income
Interest income	$90	$138
Other income	—	886
	90	1,024

Gain on disposition of Operating Partnerships	—	46,500

Expenses
Professional fees	15,305	12,851
Fund management fee, net (Note C)	20,094	25,564
General and administrative expenses	7,642	8,609
	43,041	47,024

NET INCOME (LOSS)	$(42,951)	$500

Net income (loss) allocated to assignees	$(42,521)	$495

Net income (loss) allocated to general partner	$(430)	$5

Net income (loss) per BAC	$(.01)	$.00

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 42

	2021	2020

Income
Interest income	$587	$612
Other income	—	—
	587	612

Gain on disposition of Operating Partnerships	94,182	—

Expenses
Professional fees	12,955	14,817
Fund management fee, net (Note C)	4,050	19,260
General and administrative expenses	6,726	8,533
	23,731	42,610

NET INCOME (LOSS)	$71,038	$(41,998)

Net income (loss) allocated to assignees	$70,327	$(41,578)

Net income (loss) allocated to general partner	$711	$(420)

Net income (loss) per BAC	$.03	$(.02)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 43

	2021	2020

Income
Interest income	$—	$593
Other income	—	364
	—	957

Gain on disposition of Operating Partnerships	—	97,800

Expenses
Professional fees	—	15,992
Fund management fee, net (Note C)	—	12,676
General and administrative expenses	—	8,785
	—	37,453

NET INCOME (LOSS)	$—	$61,304

Net income (loss) allocated to assignees	$—	$60,691

Net income (loss) allocated to general partner	$—	$613

Net income (loss) per BAC	$—	$.02

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 44

	2021	2020

Income
Interest income	$175	$106
Other income	25,468	11,054
	25,643	11,160

Gain on disposition of Operating Partnerships	815,747	—

Expenses
Professional fees	9,429	11,676
Fund management fee, net (Note C)	7,142	27,041
General and administrative expenses	9,757	8,497
	26,328	47,214

NET INCOME (LOSS)	$815,062	$(36,054)

Net income (loss) allocated to assignees	$806,911	$(35,693)

Net income (loss) allocated to general partner	$8,151	$(361)

Net income (loss) per BAC	$.30	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 45

	2021	2020

Income
Interest income	$73	$137
Other income	28,990	8,199
	29,063	8,336

Gain on disposition of Operating Partnerships	240,605	199,692

Expenses
Professional fees	15,625	30,940
Fund management fee, net (Note C)	510	13,068
General and administrative expenses	12,772	8,904
	28,907	52,912

NET INCOME (LOSS)	$240,761	$155,116

Net income (loss) allocated to assignees	$238,354	$153,564

Net income (loss) allocated to general partner	$2,407	$1,552

Net income (loss) per BAC	$.06	$.04

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 46

	2021	2020

Income
Interest income	$114	$213
Other income	1,110	29,148
	1,224	29,361

Gain on disposition of Operating Partnerships	59,381	–

Expenses
Professional fees	14,603	17,091
Fund management fee, net (Note C)	34,378	40,909
General and administrative expenses	12,000	9,088
	60,981	67,088

NET INCOME (LOSS)	$(376)	$(37,727)

Net income (loss) allocated to assignees	$(372)	$(37,349)

Net income (loss) allocated to general partner	$(4)	$(378)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

	2021	2020

Income
Interest income	$5,198	$7,895
Other income	65,509	118,008
	70,707	125,903

Gain on disposition of Operating Partnerships	1,792,531	430,992

Expenses
Professional fees	133,903	217,040
Fund management fee, net (Note C)	186,213	371,686
General and administrative expenses	155,513	158,522
	475,629	747,248

NET INCOME (LOSS)	$1,387,609	$(190,353)

Net income (loss) allocated to assignees	$1,373,733	$(188,449)

Net income (loss) allocated to general partner	$13,876	$(1,904)

Net income (loss) per BAC	$.02	$(.00)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 26

	2021	2020
Income
Interest income	$261	$844
Other income	—	—
	261	844

Gain on disposition of Operating Partnerships	20,845	—

Expenses
Professional fees	11,719	18,168
Fund management fee, net (Note C)	3,665	8,564
General and administrative expenses	22,324	15,502
	37,708	42,234

NET INCOME (LOSS)	$(16,602)	$(41,390)

Net income (loss) allocated to assignees	$(16,436)	$(40,976)

Net income (loss) allocated to general partner	$(166)	$(414)

Net income (loss) per BAC	$(.00)	$(.01)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 29

	2021	2020

Income
Interest income	$75	$250
Other income	—	—
	75	250

Gain on disposition of Operating Partnerships	29,999	9,500

Expenses
Professional fees	13,394	13,123
Fund management fee, net (Note C)	2,087	13,505
General and administrative expenses	19,015	13,927
	34,496	40,555

NET INCOME (LOSS)	$(4,422)	$(30,805)

Net income (loss) allocated to assignees	$(4,378)	$(30,497)

Net income (loss) allocated to general partner	$(44)	$(308)

Net income (loss) per BAC	$(.00)	$(.01)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 32

	2021	2020
Income
Interest income	$1,321	$315
Other income	—	10,008
	1,321	10,323

Gain on disposition of Operating Partnerships	23,823	—

Expenses
Professional fees	11,719	14,373
Fund management fee, net (Note C)	4,091	23,764
General and administrative expenses	17,177	15,465
	32,987	53,602

NET INCOME (LOSS)	$(7,843)	$(43,279)

Net income (loss) allocated to assignees	$(7,765)	$(42,846)

Net income (loss) allocated to general partner	$(78)	$(433)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 33

	2021	2020
Income
Interest income	$1,524	$696
Other income	—	10,008
	1,524	10,704

Gain on disposition of Operating Partnerships	23,823	—

Expenses
Professional fees	10,544	12,468
Fund management fee, net (Note C)	4,334	13,054
General and administrative expenses	10,030	13,622
	24,908	39,144

NET INCOME (LOSS)	$439	$(28,440)

Net income (loss) allocated to assignees	$435	$(28,156)

Net income (loss) allocated to general partner	$4	$(284)

Net income (loss) per BAC	$.00	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 34

	2021	2020
Income
Interest income	$58	$286
Other income	—	—
	58	286

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	10,544	16,561
Fund management fee, net (Note C)	6,246	10,454
General and administrative expenses	12,671	14,444
	29,461	41,459

NET INCOME (LOSS)	$(29,403)	$(41,173)

Net income (loss) allocated to assignees	$(29,109)	$(40,761)

Net income (loss) allocated to general partner	$(294)	$(412)

Net income (loss) per BAC	$(.01)	$(.01)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 41

	2021	2020
Income
Interest income	$183	$519
Other income	–	3,392
	183	3,911

Gain on disposition of Operating Partnerships	—	46,500

Expenses
Professional fees	16,919	18,838
Fund management fee, net (Note C)	40,188	51,792
General and administrative expenses	11,046	14,057
	68,153	84,687

NET INCOME (LOSS)	$(67,970)	$(34,276)

Net income (loss) allocated to assignees	$(67,290)	$(33,933)

Net income (loss) allocated to general partner	$(680)	$(343)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 42

	2021	2020
Income
Interest income	$1,121	$1,529
Other income	868	—
	1,989	1,529

Gain on disposition of Operating Partnerships	94,182	—

Expenses
Professional fees	14,569	20,424
Fund management fee, net (Note C)	5,600	38,519
General and administrative expenses	9,623	13,684
	29,792	72,627

NET INCOME (LOSS)	$66,379	$(71,098)

Net income (loss) allocated to assignees	$65,715	$(70,387)

Net income (loss) allocated to general partner	$664	$(711)

Net income (loss) per BAC	$.02	$(.03)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 43

	2021	2020
Income
Interest income	$—	$1,812
Other income	—	1,238
	—	3,050

Gain on disposition of Operating Partnerships	—	106,800

Expenses
Professional fees	—	22,554
Fund management fee, net (Note C)	—	30,254
General and administrative expenses	—	14,574
	—	67,382

NET INCOME (LOSS)	$—	$42,468

Net income (loss) allocated to assignees	$—	$42,043

Net income (loss) allocated to general partner	$—	$425

Net income (loss) per BAC	$—	$.01

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 44

	2021	2020
Income
Interest income	$284	$527
Other income	25,468	11,054
	25,752	11,581

Gain on disposition of Operating Partnerships	815,747	—

Expenses
Professional fees	11,042	17,283
Fund management fee, net (Note C)	19,541	51,136
General and administrative expenses	13,434	13,812
	44,017	82,231

NET INCOME (LOSS)	$797,482	$(70,650)

Net income (loss) allocated to assignees	$789,507	$(69,943)

Net income (loss) allocated to general partner	$7,975	$(707)

Net income (loss) per BAC	$.29	$(.03)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 45

	2021	2020
Income
Interest income	$145	$506
Other income	29,480	31,189
	29,625	31,695

Gain on disposition of Operating Partnerships	451,745	199,692

Expenses
Professional fees	17,238	39,597
Fund management fee, net (Note C)	27,819	44,572
General and administrative expenses	23,802	15,061
	68,859	99,230

NET INCOME (LOSS)	$412,511	$132,157

Net income (loss) allocated to assignees	$408,386	$130,835

Net income (loss) allocated to general partner	$4,125	$1,322

Net income (loss) per BAC	$.10	$.03

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 46

	2021	2020
Income
Interest income	$226	$611
Other income	9,693	51,119
	9,919	51,730

Gain on disposition of Operating Partnerships	332,367	68,500

Expenses
Professional fees	16,215	23,651
Fund management fee, net (Note C)	72,642	86,072
General and administrative expenses	16,391	14,374
	105,248	124,097

NET INCOME (LOSS)	$237,038	$(3,867)

Net income (loss) allocated to assignees	$234,668	$(3,828)

Net income (loss) allocated to general partner	$2,370	$(39)

Net income (loss) per BAC	$.08	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(1,450,880)	$(383,588)	$(1,834,468)

Net income (loss)	317,421	3,206	320,627

Partners’ capital (deficit), June 30, 2021	$(1,133,459)	$(380,382)	$(1,513,841)

Net income (loss)	1,056,312	10,670	1,066,982

Partners’ capital (deficit), September 30, 2021	$(77,147)	$(369,712)	$(446,859)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2020	$(6,042,833)	$(444,787)	$(6,487,620)

Net income (loss)	(189,479)	(1,915)	(191,394)

Partners’ capital (deficit), June 30, 2020	(6,232,312)	(446,702)	(6,679,014)

Net income (loss)	1,030	11	1,041

Partners’ capital (deficit), September 30, 2020	$(6,231,282)	$(446,691)	$(6,677,973)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 20
Partners’ capital (deficit) April 1, 2021	$(754,767)	$754,767	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$(754,767)	$754,767	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$(754,767)	$754,767	$—

		General
	Assignees	Partner	Total
Series 20
Partners’ capital (deficit) April 1, 2020	$(754,767)	$754,767	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	(754,767)	754,767	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	$(754,767)	$754,767	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 21
Partners’ capital (deficit) April 1, 2021	$(898,231)	$898,231	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$(898,231)	$898,231	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$(898,231)	$898,231	$—

		General
	Assignees	Partner	Total
Series 21
Partners’ capital (deficit) April 1, 2020	$(898,231)	$898,231	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	(898,231)	898,231	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	$(898,231)	$898,231	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 22
Partners’ capital (deficit) April 1, 2021	$(2,448,362)	$2,448,362	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$(2,448,362)	$2,448,362	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$(2,448,362)	$2,448,362	$—

		General
	Assignees	Partner	Total
Series 22
Partners’ capital (deficit) April 1, 2020	$(2,448,362)	$2,448,362	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	(2,448,362)	2,448,362	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	$(2,448,362)	$2,448,362	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 23
Partners’ capital (deficit) April 1, 2021	$(224,264)	$224,264	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$(224,264)	$224,264	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$(224,264)	$224,264	$—

		General
	Assignees	Partner	Total
Series 23
Partners’ capital (deficit) April 1, 2020	$(224,264)	$224,264	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	(224,264)	224,264	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	$(224,264)	$224,264	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 24
Partners’ capital (deficit) April 1, 2021	$173,404	$(173,404)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$173,404	$(173,404)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$173,404	$(173,404)	$—

		General
	Assignees	Partner	Total
Series 24
Partners’ capital (deficit) April 1, 2020	$173,404	$(173,404)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	173,404	(173,404)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	$173,404	$(173,404)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 25
Partners’ capital (deficit) April 1, 2021	$219,815	$(219,815)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$219,815	$(219,815)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$219,815	$(219,815)	$—

		General
	Assignees	Partner	Total
Series 25
Partners’ capital (deficit) April 1, 2020	$219,815	$(219,815)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	219,815	(219,815)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	$219,815	$(219,815)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 26
Partners’ capital (deficit) April 1, 2021	$841,956	$(313,053)	$528,903

Net income (loss)	(8,349)	(84)	(8,433)

Partners’ capital (deficit), June 30, 2021	$833,607	$(313,137)	$520,470

Net income (loss)	(8,087)	(82)	(8,169)

Partners’ capital (deficit), September 30, 2021	$825,520	$(313,219)	$512,301

		General
	Assignees	Partner	Total
Series 26
Partners’ capital (deficit) April 1, 2020	$888,586	$(312,582)	$576,004

Net income (loss)	(15,508)	(157)	(15,665)

Partners’ capital (deficit), June 30, 2020	873,078	(312,739)	560,339

Net income (loss)	(25,468)	(257)	(25,725)

Partners’ capital (deficit), September 30, 2020	$847,610	$(312,996)	$534,614

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 27
Partners’ capital (deficit) April 1, 2021	$133,264	$(133,264)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$133,264	$(133,264)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$133,264	$(133,264)	$—

		General
	Assignees	Partner	Total
Series 27
Partners’ capital (deficit) April 1, 2020	$133,264	$(133,264)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	133,264	(133,264)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	$133,264	$(133,264)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 28
Partners’ capital (deficit) April 1, 2021	$275,140	$(275,140)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	275,140	(275,140)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$275,140	$(275,140)	$—

		General
	Assignees	Partner	Total
Series 28
Partners’ capital (deficit) April 1, 2020	$275,140	$(275,140)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	275,140	(275,140)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	$275,140	$(275,140)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 29
Partners’ capital (deficit) April 1, 2021	$(2,593,761)	$(368,267)	$(2,962,028)

Net income (loss)	(8,526)	(86)	(8,612)

Partners’ capital (deficit), June 30, 2021	$(2,602,287)	$(368,353)	$(2,970,640)

Net income (loss)	4,148	42	4,190

Partners’ capital (deficit), September 30, 2021	$(2,598,139)	$(368,311)	$(2,966,450)

		General
	Assignees	Partner	Total
Series 29
Partners’ capital (deficit) April 1, 2020	$(2,581,075)	$(368,139)	$(2,949,214)

Net income (loss)	(7,010)	(71)	(7,081)

Partners’ capital (deficit), June 30, 2020	(2,588,085)	(368,210)	(2,956,295)

Net income (loss)	(23,487)	(237)	(23,724)

Partners’ capital (deficit), September 30, 2020	$(2,611,572)	$(368,447)	$(2,980,019)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 30
Partners’ capital (deficit) April 1, 2021	$(883,119)	$883,119	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	(883,119)	883,119	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$(883,119)	$883,119	$—

		General
	Assignees	Partner	Total
Series 30
Partners’ capital (deficit) April 1, 2020	$(883,119)	$883,119	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	(883,119)	883,119	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	$(883,119)	$883,119	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 31
Partners’ capital (deficit) April 1, 2021	$353,529	$(353,529)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	353,529	(353,529)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$353,529	$(353,529)	$—

		General
	Assignees	Partner	Total
Series 31
Partners’ capital (deficit) April 1, 2020	$353,529	$(353,529)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	353,529	(353,529)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	$353,529	$(353,529)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 32
Partners’ capital (deficit) April 1, 2021	$3,015,649	$(380,008)	$2,635,641

Net income (loss)	(8,109)	(82)	(8,191)

Partners’ capital (deficit), June 30, 2021	$3,007,540	$(380,090)	$2,627,450

Net income (loss)	344	4	348

Partners’ capital (deficit), September 30, 2021	$3,007,884	$(380,086)	$2,627,798

		General
	Assignees	Partner	Total
Series 32
Partners’ capital (deficit) April 1, 2020	$514,959	$(405,267)	$109,692

Net income (loss)	(26,064)	(263)	(26,327)

Partners’ capital (deficit), June 30, 2020	488,895	(405,530)	83,365

Net income (loss)	(16,782)	(170)	(16,952)

Partners’ capital (deficit), September 30, 2020	$472,113	$(405,700)	$66,413

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 33
Partners’ capital (deficit) April 1, 2021	$3,231,141	$(195,423)	$3,035,718

Net income (loss)	(6,191)	(63)	(6,254)

Partners’ capital (deficit), June 30, 2021	$3,224,950	$(195,486)	$3,029,464

Net income (loss)	6,626	67	6,693

Partners’ capital (deficit), September 30, 2021	$3,231,576	$(195,419)	$3,036,157

		General
	Assignees	Partner	Total
Series 33
Partners’ capital (deficit) April 1, 2020	$782,102	$(220,161)	$561,941

Net income (loss)	(18,763)	(190)	(18,953)

Partners’ capital (deficit), June 30, 2020	763,339	(220,351)	542,988

Net income (loss)	(9,393)	(94)	(9,487)

Partners’ capital (deficit), September 30, 2020	$753,946	$(220,445)	$533,501

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 34
Partners’ capital (deficit) April 1, 2021	$(2,016,839)	$(323,796)	$(2,340,635)

Net income (loss)	(9,691)	(98)	(9,789)

Partners’ capital (deficit), June 30, 2021	$(2,026,530)	$(323,894)	$(2,350,424)

Net income (loss)	(19,418)	(196)	(19,614)

Partners’ capital (deficit), September 30, 2021	$(2,045,948)	$(324,090)	$(2,370,038)

		General
	Assignees	Partner	Total
Series 34
Partners’ capital (deficit) April 1, 2020	$(1,973,967)	$(323,363)	$(2,297,330)

Net income (loss)	(16,791)	(170)	(16,961)

Partners’ capital (deficit), June 30, 2020	(1,990,758)	(323,533)	(2,314,291)

Net income (loss)	(23,970)	(242)	(24,212)

Partners’ capital (deficit), September 30, 2020	$(2,014,728)	$(323,775)	$(2,338,503)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 35
Partners’ capital (deficit) April 1, 2021	$223,088	$(223,088)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	223,088	(223,088)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$223,088	$(223,088)	$—

		General
	Assignees	Partner	Total
Series 35
Partners’ capital (deficit) April 1, 2020	$223,088	$(223,088)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	223,088	(223,088)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	$223,088	$(223,088)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 36
Partners’ capital (deficit) April 1, 2021	$148,221	$(148,221)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	148,221	(148,221)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$148,221	$(148,221)	$—

		General
	Assignees	Partner	Total
Series 36
Partners’ capital (deficit) April 1, 2020	$148,221	$(148,221)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	148,221	(148,221)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	$148,221	$(148,221)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 37
Partners’ capital (deficit) April 1, 2021	$205,359	$(205,359)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	205,359	(205,359)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$205,359	$(205,359)	$—

		General
	Assignees	Partner	Total
Series 37
Partners’ capital (deficit) April 1, 2020	$205,359	$(205,359)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	205,359	(205,359)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	$205,359	$(205,359)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 38
Partners’ capital (deficit) April 1, 2021	$188,889	$(188,889)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	188,889	(188,889)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$188,889	$(188,889)	$—

		General
	Assignees	Partner	Total
Series 38
Partners’ capital (deficit) April 1, 2020	$188,889	$(188,889)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	188,889	(188,889)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	$188,889	$(188,889)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 39
Partners’ capital (deficit) April 1, 2021	$196,043	$(196,043)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	196,043	(196,043)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$196,043	$(196,043)	$—

		General
	Assignees	Partner	Total
Series 39
Partners’ capital (deficit) April 1, 2020	$196,043	$(196,043)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	196,043	(196,043)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	$196,043	$(196,043)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 40
Partners’ capital (deficit) April 1, 2021	$216,900	$(216,900)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	216,900	(216,900)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$216,900	$(216,900)	$—

		General
	Assignees	Partner	Total
Series 40
Partners’ capital (deficit) April 1, 2020	$216,900	$(216,900)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	216,900	(216,900)	—

Net income (loss)	–	–	—

Partners’ capital (deficit), September 30, 2020	$216,900	$(216,900)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 41
Partners’ capital (deficit) April 1, 2021	$(2,009,681)	$(271,985)	$(2,281,666)

Net income (loss)	(24,769)	(250)	(25,019)

Partners’ capital (deficit), June 30, 2021	$(2,034,450)	$(272,235)	$(2,306,685)

Net income (loss)	(42,521)	(430)	(42,951)

Partners’ capital (deficit), September 30, 2021	$(2,076,971)	$(272,665)	$(2,349,636)

		General
	Assignees	Partner	Total
Series 41
Partners’ capital (deficit) April 1, 2020	$(2,023,466)	$(272,124)	$(2,295,590)

Net income (loss)	(34,428)	(348)	(34,776)

Partners’ capital (deficit), June 30, 2020	(2,057,894)	(272,472)	(2,330,366)

Net income (loss)	495	5	500

Partners’ capital (deficit), September 30, 2020	$(2,057,399)	$(272,467)	$(2,329,866)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 42
Partners’ capital (deficit) April 1, 2021	$2,500,317	$(218,115)	$2,282,202

Net income (loss)	(4,612)	(47)	(4,659)

Partners’ capital (deficit), June 30, 2021	$2,495,705	$(218,162)	$2,277,543

Net income (loss)	70,327	711	71,038

Partners’ capital (deficit), September 30, 2021	$2,566,032	$(217,451)	$2,348,581

		General
	Assignees	Partner	Total
Series 42
Partners’ capital (deficit) April 1, 2020	$1,843,687	$(224,748)	$1,618,939

Net income (loss)	(28,809)	(291)	(29,100)

Partners’ capital (deficit), June 30, 2020	1,814,878	(225,039)	1,589,839

Net income (loss)	(41,578)	(420)	(41,998)

Partners’ capital (deficit), September 30, 2020	$1,773,300	$(225,459)	$1,547,841

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 43
Partners’ capital (deficit) April 1, 2021	$306,854	$(306,854)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$306,854	$(306,854)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$306,854	$(306,854)	$—

		General
	Assignees	Partner	Total
Series 43
Partners’ capital (deficit) April 1, 2020	$1,723,649	$(307,358)	$1,416,291

Net income (loss)	(18,648)	(188)	(18,836)

Partners’ capital (deficit), June 30, 2020	1,705,001	(307,546)	1,397,455

Net income (loss)	60,691	613	61,304

Partners’ capital (deficit), September 30, 2020	$1,765,692	$(306,933)	$1,458,759

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 44
Partners’ capital (deficit) April 1, 2021	$676,442	$(233,014)	$443,428

Net income (loss)	(17,404)	(176)	(17,580)

Partners’ capital (deficit), June 30, 2021	$659,038	$(233,190)	$425,848

Net income (loss)	806,911	8,151	815,062

Partners’ capital (deficit), September 30, 2021	$1,465,949	$(225,039)	$1,240,910

		General
	Assignees	Partner	Total
Series 44
Partners’ capital (deficit) April 1, 2020	$192,920	$(237,898)	$(44,978)

Net income (loss)	(34,250)	(346)	(34,596)

Partners’ capital (deficit), June 30, 2020	158,670	(238,244)	(79,574)

Net income (loss)	(35,693)	(361)	(36,054)

Partners’ capital (deficit), September 30, 2020	$122,977	$(238,605)	$(115,628)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 45
Partners’ capital (deficit) April 1, 2021	$(1,079,247)	$(368,136)	$(1,447,383)

Net income (loss)	170,032	1,718	171,750

Partners’ capital (deficit), June 30, 2021	$(909,215)	$(366,418)	$(1,275,633)

Net income (loss)	238,354	2,407	240,761

Partners’ capital (deficit), September 30, 2021	$(670,861)	$(364,011)	$(1,034,872)

		General
	Assignees	Partner	Total
Series 45
Partners’ capital (deficit) April 1, 2020	$(1,135,758)	$(368,707)	$(1,504,465)

Net income (loss)	(22,729)	(230)	(22,959)

Partners’ capital (deficit), June 30, 2020	(1,158,487)	(368,937)	(1,527,424)

Net income (loss)	153,564	1,552	155,116

Partners’ capital (deficit), September 30, 2020	$(1,004,923)	$(367,385)	$(1,372,308)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 46
Partners’ capital (deficit) April 1, 2021	$(1,448,620)	$(280,028)	$(1,728,648)

Net income (loss)	235,040	2,374	237,414

Partners’ capital (deficit), June 30, 2021	$(1,213,580)	$(277,654)	$(1,491,234)

Net income (loss)	(372)	(4)	(376)

Partners’ capital (deficit), September 30, 2021	$(1,213,952)	$(277,658)	$(1,491,610)

		General
	Assignees	Partner	Total
Series 46
Partners’ capital (deficit) April 1, 2020	$(1,399,379)	$(279,531)	$(1,678,910)

Net income (loss)	33,521	339	33,860

Partners’ capital (deficit), June 30, 2020	(1,365,858)	(279,192)	(1,645,050)

Net income (loss)	(37,349)	(378)	(37,727)

Partners’ capital (deficit), September 30, 2020	$(1,403,207)	$(279,570)	$(1,682,777)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

	2021	2020

Cash flows from operating activities:

Net income (loss)	$1,387,609	$(190,353)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(1,792,531)	(430,992)
Changes in assets and liabilities
(Increase) Decrease in other assets	3,491	(13,650)
(Decrease) Increase in accounts payable and accrued expenses	(27)	9,218
(Decrease) Increase in accounts payable affiliates	(1,035,954)	(108,130)
Net cash provided by (used in) operating activities	(1,437,412)	(733,907)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	1,792,531	430,992
Net cash provided by investing activities	1,792,531	430,992

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	355,119	(302,915)
Cash and cash equivalents, beginning	10,819,585	6,622,109
Cash and cash equivalents, ending	$11,174,704	$6,319,194

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2021	2020

Cash flows from operating activities:

Net income (loss)	$(16,602)	$(41,390)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(20,845)	—
Changes in assets and liabilities
(Increase) Decrease in other assets	75	—
(Decrease) Increase in accounts payable and accrued expenses	—	165
(Decrease) Increase in accounts payable affiliates	(2,199)	4,282
Net cash provided by (used in) operating activities	(39,571)	(36,943)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	20,845	—
Net cash provided by investing activities	20,845	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,726)	(36,943)
Cash and cash equivalents, beginning	531,027	576,004
Cash and cash equivalents, ending	$512,301	$539,061

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2021	2020

Cash flows from operating activities:

Net income (loss)	$(4,422)	$(30,805)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(29,999)	(9,500)
Changes in assets and liabilities
(Increase) Decrease in other assets	(377)	—
(Decrease) Increase in accounts payable and accrued expenses	—	159
(Decrease) Increase in accounts payable affiliates	(21,093)	13,505
Net cash provided by (used in) operating activities	(55,891)	(26,641)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	29,999	9,500
Net cash provided by investing activities	29,999	9,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,892)	(17,141)
Cash and cash equivalents, beginning	164,236	157,446
Cash and cash equivalents, ending	$138,344	$140,305

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 32

	2021	2020

Cash flows from operating activities:

Net income (loss)	$(7,843)	$(43,279)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(23,823)	—
Changes in assets and liabilities
(Increase) Decrease in other assets	74	—
(Decrease) Increase in accounts payable and accrued expenses	—	163
(Decrease) Increase in accounts payable affiliates	(4,847)	30,264
Net cash provided by (used in) operating activities	(36,439)	(12,852)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	23,823	—
Net cash provided by investing activities	23,823	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,616)	(12,852)
Cash and cash equivalents, beginning	2,640,414	193,203
Cash and cash equivalents, ending	$2,627,798	$180,351

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 33

	2021	2020

Cash flows from operating activities:

Net income (loss)	$439	$(28,440)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(23,823)	—
Changes in assets and liabilities
(Increase) Decrease in other assets	74	—
(Decrease) Increase in accounts payable and accrued expenses	—	89
(Decrease) Increase in accounts payable affiliates	(4,992)	9,777
Net cash provided by (used in) operating activities	(28,302)	(18,574)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	23,823	—
Net cash provided by investing activities	23,823	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,479)	(18,574)
Cash and cash equivalents, beginning	3,040,636	561,941
Cash and cash equivalents, ending	$3,036,157	$543,367

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 34

	2021	2020

Cash flows from operating activities:

Net income (loss)	$(29,403)	$(41,173)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	49	—
(Decrease) Increase in accounts payable and accrued expenses	—	122
(Decrease) Increase in accounts payable affiliates	9,246	13,454
Net cash provided by (used in) operating activities	(20,108)	(27,597)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,108)	(27,597)
Cash and cash equivalents, beginning	129,067	148,344
Cash and cash equivalents, ending	$108,959	$120,747

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 41

	2021	2020

Cash flows from operating activities:

Net income (loss)	$(67,970)	$(34,276)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	(46,500)
Changes in assets and liabilities
(Increase) Decrease in other assets	389	—
(Decrease) Increase in accounts payable and accrued expenses	(1)	2,599
(Decrease) Increase in accounts payable affiliates	6,588	56,378
Net cash provided by (used in) operating activities	(60,994)	(21,799)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	46,500
Net cash provided by investing activities	—	46,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,994)	24,701
Cash and cash equivalents, beginning	408,743	352,239
Cash and cash equivalents, ending	$347,749	$376,940

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 42

	2021	2020

Cash flows from operating activities:

Net income (loss)	$66,379	$(71,098)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(94,182)	—
Changes in assets and liabilities
(Increase) Decrease in other assets	(446)	—
(Decrease) Increase in accounts payable and accrued expenses	—	88
(Decrease) Increase in accounts payable affiliates	8,100	19,260
Net cash provided by (used in) operating activities	(20,149)	(51,750)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	94,182	—
Net cash provided by investing activities	94,182	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74,033	(51,750)
Cash and cash equivalents, beginning	2,318,856	1,607,893
Cash and cash equivalents, ending	$2,392,889	$1,556,143

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 43

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$42,468
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	—	(106,800)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	(13,650)
(Decrease) Increase in accounts payable and accrued expenses	—	15,996
(Decrease) Increase in accounts payable affiliates	—	19,371
Net cash provided by (used in) operating activities	—	(42,615)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	106,800
Net cash provided by investing activities	—	106,800

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	64,185
Cash and cash equivalents, beginning	—	1,416,291
Cash and cash equivalents, ending	$—	$1,480,476

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 44

	2021	2020

Cash flows from operating activities:

Net income (loss)	$797,482	$(70,650)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(815,747)	—
Changes in assets and liabilities
(Increase) Decrease in other assets	155	—
(Decrease) Increase in accounts payable and accrued expenses	(26)	(3,907)
(Decrease) Increase in accounts payable affiliates	(387,090)	60,630
Net cash provided by (used in) operating activities	(405,226)	(13,927)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	815,747	—
Net cash provided by investing activities	815,747	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	410,521	(13,927)
Cash and cash equivalents, beginning	842,738	321,693
Cash and cash equivalents, ending	$1,253,259	$307,766

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 45

	2021	2020

Cash flows from operating activities:

Net income (loss)	$412,511	$132,157
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(451,745)	(199,692)
Changes in assets and liabilities
(Increase) Decrease in other assets	2,457	—
(Decrease) Increase in accounts payable and accrued expenses	—	(6,360)
(Decrease) Increase in accounts payable affiliates	(393,725)	(429,873)
Net cash provided by (used in) operating activities	(430,502)	(503,768)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	451,745	199,692
Net cash provided by investing activities	451,745	199,692

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,243	(304,076)
Cash and cash equivalents, beginning	294,663	859,371
Cash and cash equivalents, ending	$315,906	$555,295

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 46

	2021	2020

Cash flows from operating activities:

Net income (loss)	$237,038	$(3,867)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposition of Operating Partnerships	(332,367)	(68,500)
Changes in assets and liabilities
(Increase) Decrease in other assets	1,041	—
(Decrease) Increase in accounts payable and accrued expenses	—	104
(Decrease) Increase in accounts payable affiliates	(245,942)	94,822
Net cash provided by (used in) operating activities	(340,230)	22,559
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	332,367	68,500
Net cash provided by investing activities	332,367	68,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,863)	91,059
Cash and cash equivalents, beginning	449,205	427,684
Cash and cash equivalents, ending	$441,342	$518,743

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE A – ORGANIZATION

BF Garden Tax Credit Fund IV L.P. (formerly known as Boston Capital Tax Credit Fund IV L.P.) (the “Fund”) was organized under the laws of the State of Delaware as of October 5, 1993, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes (“Operating Partnerships”). Effective as of December 15, 2020, Corporate Investment Holdings, Inc., a Massachusetts corporation owned by BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”), replaced BCA Associates Limited Partnership as the general partner of the Fund’s general partner, BF Garden Associates IV L.P., a Delaware limited partnership formerly known as Boston Capital Associates IV L.P. Additionally, Companion replaced Capital Investment Holdings IV Limited Partnership as the sole limited partner of the Fund’s general partner. Also effective as of December 15, 2020, BFBC Holdings GP, LLC, a Delaware limited liability company and an affiliate of Boston Financial Investment Management, LP, a Delaware limited partnership (“BFIM”), replaced Boston Capital Partners II Corporation as the general partner of Companion; and BFIM replaced Boston Capital Companion Holdings Limited Partnership as the sole limited partner of Companion. The assignor limited partner of the Fund continues to be BCTC IV Assignor Corp., a Delaware corporation which is now wholly owned by Companion.

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective December 16, 1993, which covered the offering (the “Public Offering”) of the Fund’s beneficial assignee certificates (“BACs”) representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Fund registered 30,000,000 BACs at $10 per BAC for sale to the public in one or more series. On April 18, 1996, an amendment to Form S-11 which registered an additional 10,000,000 BACs for sale to the public in one or more series became effective. On April 2, 1998, an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public in one or more series, became effective. On July 26, 2000, an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public in one or more series, became effective. On July 24, 2001, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public in one or more series, became effective. On July 24, 2002, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective. On July 1, 2003, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective.

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2021

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

blancaNOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2021 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2021

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned to BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2021 and 2020, are as follows:

	2021	2020
Series 26	$1,466	$4,282
Series 29	2,788	6,651
Series 32	1,636	15,132
Series 33	1,734	9,777
Series 34	4,623	6,727
Series 41	20,094	27,857
Series 42	4,050	19,260
Series 43	—	19,371
Series 44	12,399	30,315
Series 45	21,603	38,900
Series 46	41,178	46,333
	$111,571	$224,605

The fund management fees paid for the six months ended September 30, 2021 and 2020 are as follows:

	2021	2020
Series 26	$5,864	$4,282
Series 29	27,499	—
Series 32	8,938	—
Series 33	9,326	9,777
Series 41	33,600	—
Series 42	—	19,259
Series 43	—	21,348
Series 44	411,888	—
Series 45	444,041	507,673
Series 46	331,796	—
	$1,272,952	$562,339

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2021

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2021 and 2020, the Fund has limited partnership interests in 21 and 55 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2021 and 2020 are as follows:

	2021	2020
Series 20	—	—
Series 21	—	—
Series 22	—	—
Series 23	—	—
Series 24	—	—
Series 25	—	—
Series 26	—	3
Series 27	—	—
Series 28	—	—
Series 29	1	4
Series 30	—	—
Series 31	—	—
Series 32	—	3
Series 33	—	2
Series 34	1	2
Series 35	—	—
Series 36	—	—
Series 37	—	—
Series 38	—	—
Series 39	—	—
Series 40	—	—
Series 41	2	7
Series 42	2	6
Series 43	—	3
Series 44	1	3
Series 45	6	11
Series 46	8	11
	21	55

Under the terms of the Fund’s investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2021 and 2020, are as follows:

	2021	2020
Series 29	$785	$785
Series 42	—	254
	$785	$1,039

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the six months ended September 30, 2021 the Fund disposed of twelve Operating Partnerships. A summary of the dispositions by series for September 30, 2021 is as follows:

	Operating	Sale of
	Partnership	Underlying	Fund Proceeds
	Interest	Operating	from	Gain on
	Transferred	Partnership	Disposition	Disposition
Series 26	1	—	$20,845	$20,845
Series 29	1	—	29,999	29,999
Series 32	1	—	23,823	23,823
Series 33	1	—	23,823	23,823
Series 42	—	—	94,182	94,182
Series 44	—	1	815,747	815,747
Series 45	4	1	451,745	451,745
Series 46	1	1	332,367	332,367
Total	9	3	$1,792,531	$1,792,531

During the six months ended September 30, 2020 the Fund disposed of thirteen Operating Partnerships. A summary of the dispositions by Series for September 30, 2020 is as follows:

	Operating	Sale of
	Partnership	Underlying	Fund Proceeds
	Interest	Operating	from	Gain on
	Transferred	Partnership	Disposition	Disposition
Series 29	1	—	$9,500	$9,500
Series 41	1	—	46,500	46,500
Series 43	8	—	106,800	106,800
Series 45	1	1	199,692	199,692
Series 46	1	—	68,500	68,500
Total	12	1	$430,992	$430,992

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

September 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund’s fiscal year ends March 31st for each year, while all the Operating Partnerships’ fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership’s partnership agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership’s quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2021.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

	2021	2020
Revenues
Rental	$5,723,174	$10,846,001
Interest and other	109,126	247,297
	5,832,300	11,093,298

Expenses
Interest	1,059,698	1,972,450
Depreciation and amortization	1,110,830	2,456,942
Operating expenses	3,621,179	7,446,917
	5,791,707	11,876,309

NET INCOME (LOSS)	$40,593	$(783,011)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$40,188	$(775,180)

Net income (loss) allocated to other Partners	$405	$(7,831)

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

September 30, 2021

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

September 30, 2021

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

September 30, 2021

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

September 30, 2021

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

September 30, 2021

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

September 30, 2021

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

September 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 26

	2021	2020
Revenues
Rental	$—	$217,139
Interest and other	—	2,449
	—	219,588

Expenses
Interest	—	27,332
Depreciation and amortization	—	55,156
Operating expenses	—	222,991
	—	305,479

NET INCOME (LOSS)	$—	$(85,891)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$(85,032)

Net income (loss) allocated to other Partners	$—	$(859)

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

September 30, 2021

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

September 30, 2021

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

September 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 29

	2021	2020
Revenues
Rental	$155,232	$417,945
Interest and other	—	12,890
	155,232	430,835

Expenses
Interest	13,356	67,252
Depreciation and amortization	20,468	74,363
Operating expenses	157,903	369,978
	191,727	511,593

NET INCOME (LOSS)	$(36,495)	$(80,758)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(36,130)	$(79,950)

Net income (loss) allocated to other Partners	$(365)	$(808)

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

September 30, 2021

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

September 30, 2021

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

September 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 32

	2021	2020
Revenues
Rental	$—	$585,243
Interest and other	—	9,746
	—	594,989

Expenses
Interest	—	88,374
Depreciation and amortization	—	174,189
Operating expenses	—	501,400
	—	763,963

NET INCOME (LOSS)	$—	$(168,974)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$(167,284)

Net income (loss) allocated to other Partners	$—	$(1,690)

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

September 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 33

	2021	2020
Revenues
Rental	$—	$448,911
Interest and other	—	15,830
	—	464,741

Expenses
Interest	—	74,656
Depreciation and amortization	—	96,068
Operating expenses	—	345,562
	—	516,286

NET INCOME (LOSS)	$—	$(51,545)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$(51,030)

Net income (loss) allocated to other Partners	$—	$(515)

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

September 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 34

	2021	2020
Revenues
Rental	$285,820	$326,724
Interest and other	11,120	11,341
	296,940	338,065

Expenses
Interest	43,352	49,965
Depreciation and amortization	42,639	76,498
Operating expenses	181,419	280,893
	267,410	407,356

NET INCOME (LOSS)	$29,530	$(69,291)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$29,235	$(68,598)

Net income (loss) allocated to other Partners	$295	$(693)

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

September 30, 2021

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

September 30, 2021

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

September 30, 2021

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

September 30, 2021

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

September 30, 2021

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

September 30, 2021

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

September 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 41

	2021	2020
Revenues
Rental	$1,223,203	$1,524,961
Interest and other	20,842	38,570
	1,244,045	1,563,531

Expenses
Interest	222,686	275,662
Depreciation and amortization	190,398	280,652
Operating expenses	776,052	1,014,090
	1,189,136	1,570,404

NET INCOME (LOSS)	$54,909	$(6,873)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$54,360	$(6,804)

Net income (loss) allocated to other Partners	$549	$(69)

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

September 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 42

	2021	2020
Revenues
Rental	$239,498	$964,900
Interest and other	4,046	44,353
	243,544	1,009,253

Expenses
Interest	36,265	187,840
Depreciation and amortization	59,093	244,575
Operating expenses	154,721	781,356
	250,079	1,213,771

NET INCOME (LOSS)	$(6,535)	$(204,518)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(6,470)	$(202,473)

Net income (loss) allocated to other Partners	$(65)	$(2,045)

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

September 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 43

	2021	2020
Revenues
Rental	$—	$430,480
Interest and other	—	13,457
	—	443,937

Expenses
Interest	—	31,491
Depreciation and amortization	—	170,133
Operating expenses	—	396,077
	—	597,701

NET INCOME (LOSS)	$—	$(153,764)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$(152,226)

Net income (loss) allocated to other Partners	$—	$(1,538)

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

September 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 44

	2021	2020
Revenues
Rental	$524,132	$1,817,906
Interest and other	2,860	20,511
	526,992	1,838,417

Expenses
Interest	106,491	435,314
Depreciation and amortization	110,470	339,618
Operating expenses	253,811	786,743
	470,772	1,561,675

NET INCOME (LOSS)	$56,220	$276,742

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$55,658	$273,975

Net income (loss) allocated to other Partners	$562	$2,767

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

September 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 45

	2021	2020
Revenues
Rental	$1,245,563	$1,786,650
Interest and other	12,857	24,785
	1,258,420	1,811,435

Expenses
Interest	202,722	270,649
Depreciation and amortization	298,100	447,266
Operating expenses	872,657	1,302,011
	1,373,479	2,019,926

NET INCOME (LOSS)	$(115,059)	$(208,491)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(113,908)	$(206,406)

Net income (loss) allocated to other Partners	$(1,151)	$(2,085)

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

September 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 46

	2021	2020
Revenues
Rental	$2,049,726	$2,325,142
Interest and other	57,401	53,365
	2,107,127	2,378,507

Expenses
Interest	434,826	463,915
Depreciation and amortization	389,662	498,424
Operating expenses	1,224,616	1,445,816
	2,049,104	2,408,155

NET INCOME (LOSS)	$58,023	$(29,648)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$57,443	$(29,352)

Net income (loss) allocated to other Partners	$580	$(296)

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2021

(Unaudited)

NOTE G – CONTINGENCY

The spread of a novel strain of coronavirus (COVID-19) has caused significant business disruptions in the United States beginning February 2020. The economic impact of the business disruptions caused by COVID-19 is uncertain. The extent of any effects these disruptions may have on the operations and financial performance of the Fund will depend on future developments, including possible impacts on the operations of the underlying real estate of its investments, which cannot be determined.

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

The COVID-19 pandemic as described in Note G continues to be widespread globally and domestically in the United States. The Fund is not able to estimate the length or severity of the pandemic and its related financial impact to the Fund, if any.

Item 2.Management’s Discussions and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Liquidity

The Fund’s primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2021 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves. These sources of liquidity, along with the Fund’s working capital reserve, are available to meet the obligations of the Partnership. The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended September 30, 2021 were $111,571 and total fund management fees accrued as of September 30, 2021 were $11,628,116. During the six months ended September 30, 2021, $1,272,952 of the accrued fund management fees were paid. Pursuant to the Fund’s partnership agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered beneficial assignee certificates (“BACs”) in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2021.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970.

Series 20 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended September 30, 2021, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in all 14 of the Operating Partnerships.

Prior to the quarter ended September 30, 2021, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in all 29 of the Operating Partnerships.

Prior to the quarter ended September 30, 2021, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended September 30, 2021, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended September 30, 2021, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended September 30, 2021, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in all 45 of the Operating Partnerships.

Prior to the quarter ended September 30, 2021, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended September 30, 2021, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30, 1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in all 26 of the Operating Partnerships.

Prior to the quarter ended September 30, 2021, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 21 of the Operating Partnerships and 1 remains.

During the quarter ended September 30, 2021, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 1 Operating Partnership in the amount of $785 as of September 30, 2021. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since sold its interest in all 20 of the Operating Partnerships.

Prior to the quarter ended September 30, 2021, Series 30 had released all payments of its capital contributions to the Operating Partnerships.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since sold its interest in all 27 of the Operating Partnerships.

Prior to the quarter ended September 30, 2021, Series 31 had released all payments of its capital contributions to the Operating Partnerships.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. Series 32 has since sold its interest in all 17 of the Operating Partnerships and membership interests.

Prior to the quarter ended September 30, 2021, Series 32 had released all payments of its capital contributions to the Operating Partnerships.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended September 30, 2021, Series 33 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2021, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended September 30, 2021, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended September 30, 2021, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in all 7 of the Operating Partnerships.

Prior to the quarter ended September 30, 2021, Series 37 had released all payments of its capital contributions to the Operating Partnerships.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $18,612,287. Series 38 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended September 30, 2021, Series 38 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492. Series 39 has since sold its interest in all 9 of the Operating Partnerships.

Prior to the quarter ended September 30, 2021, Series 39 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772. Series 40 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended September 30, 2021, Series 40 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. Series 41 has since sold its interest in 21 of the Operating Partnerships and 2 remain.

Prior to the quarter ended September 30, 2021, Series 41 had released all payments of its capital contributions to the Operating Partnerships.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 21 of the Operating Partnerships and 2 remain.

During the quarter ended September 30, 2021, Series 42 applied $254 of contributions payable to a prior year disposition, and has now released all payments of its capital contributions to the Operating Partnerships.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in September 30, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. Series 43 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended September 30, 2021, Series 43 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BACs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $20,248,519. Series 44 has since sold its interest in 9 of the Operating Partnerships and 1 remains.

Prior to the quarter ended September 30, 2021, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. Series 45 has since sold its interest in 25 of the Operating Partnerships and 6 remain.

Prior to the quarter ended September 30, 2021, Series 45 had released all payments of its capital contributions to the Operating Partnerships.

Series 46

The Fund commenced offering BACs in Series 46 on September 23, 2003. Offers and sales of BACs in Series 46 were completed on December 19, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $22,495,082. Series 46 has since sold its interest in 7 of the Operating Partnerships and 8 remain.

Prior to the quarter ended September 30, 2021, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of September 30, 2021 and 2020, the Fund held limited partnership interests in 21 and 55 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, formerly an affiliate of the Fund’s general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the Fund’s general partner, in an annual fund management fee of.5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2021 are as follows:

			3 Months
	3 Months	3 Months	Fund Management Fee Net
	Gross Fund	Asset Management and	of Asset Management and
	Management Fee	Reporting Fee	Reporting Fee
Series 20	$—	$—	$—
Series 21	—	—	—
Series 22	—	—	—
Series 23	—	—	—
Series 24	—	—	—
Series 25	—	—	—
Series 26	1,466	—	1,466
Series 27	—	—	—
Series 28	—	—	—
Series 29	2,788	3,000	(212)
Series 30	—	—	—
Series 31	—	—	—
Series 32	1,636	—	1,636
Series 33	1,734	—	1,734
Series 34	4,623	3,000	1,623
Series 35	—	—	—
Series 36	—	—	—
Series 37	—	—	—
Series 38	—	—	—
Series 39	—	—	—
Series 40	—	—	—
Series 41	20,094	—	20,094
Series 42	4,050	—	4,050
Series 43	—	—	—
Series 44	12,399	5,257	7,142
Series 45	21,603	21,093	510
Series 46	41,178	6,800	34,378
	$111,571	$39,150	$72,421

			6 Months
	6 Months	6 Months	Fund Management Fee Net
	Gross Fund	Asset Management and	of Asset Management and
	Management Fee	Reporting Fee	Reporting Fee
Series 20	$—	$—	$—
Series 21	—	—	—
Series 22	—	—	—
Series 23	—	—	—
Series 24	—	—	—
Series 25	—	—	—
Series 26	3,665	—	3,665
Series 27	—	—	—
Series 28	—	—	—
Series 29	6,406	4,319	2,087
Series 30	—	—	—
Series 31	—	—	—
Series 32	4,091	—	4,091
Series 33	4,334	—	4,334
Series 34	9,246	3,000	6,246
Series 35	—	—	—
Series 36	—	—	—
Series 37	—	—	—
Series 38	—	—	—
Series 39	—	—	—
Series 40	—	—	—
Series 41	40,188	—	40,188
Series 42	8,100	2,500	5,600
Series 43	—	—	—
Series 44	24,798	5,257	19,541
Series 45	50,316	22,497	27,819
Series 46	85,854	13,212	72,642
	$236,998	$50,785	$186,213

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

The series did not have any properties as of September 30, 2021 and 2020.

Series 21

The series did not have any properties as of September 30, 2021 and 2020.

Series 22

The series did not have any properties as of September 30, 2021 and 2020.

Series 23

The series did not have any properties as of September 30, 2021 and 2020.

Series 24

The series did not have any properties as of September 30, 2021 and 2020.

Series 25

The series did not have any properties as of September 30, 2021 and 2020.

Series 26

As of September 30, 2020, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2021.

For the six month periods ended September 30, 2021 and 2020, Series 26 reflects a net loss from Operating Partnerships of $(-) and $(85,891), respectively, which includes depreciation and amortization of $- and $55,156, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In August 2021, the investment general partner transferred its interest in Brookhaven Apartments Partnership, A Louisiana Partners, with cash proceeds to the investment partnership of $20,845. These proceeds were returned to cash reserves held by Series 26 and recorded as a gain on transfer as of September 30, 2021.

Series 27

The series did not have any properties as of September 30, 2021 and 2020.

Series 28

The series did not have any properties as of September 30, 2021 and 2020.

Series 29

As of September 30, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at September 30, 2021, which was at 100% Qualified Occupancy.

For the six month periods ended September 30, 2021 and 2020, Series 29 reflects a net loss from Operating Partnerships of $(36,495) and $(80,758), respectively, which includes depreciation and amortization of $20,468 and $74,363, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In April 2020, the investment general partner transferred its interest in Poplarville Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $356,220 and cash proceeds to the investment partnership of $12,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $9,500 were returned to cash reserves held by Series 29. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $9,500 as of September 30, 2020.

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

In August 2021, the investment general partner transferred its interest in Palmetto Place Apartments Partnership, A LA Partnership, with cash proceeds to the investment partnership of $29,999. These proceeds were returned to cash reserves held by Series 29 and recorded as a gain on transfer as of September 30, 2021.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnerships has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Lincoln Hotel Partnership, A California Limited Partnership

Series 30

The series did not have any properties as of September 30, 2021 and 2020.

Series 31

The series did not have any properties as of September 30, 2021 and 2020.

Series 32

As of September 30, 2020, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2021.

For the six month periods ended September 30, 2021 and 2020, Series 32 reflects a net loss from Operating Partnerships of $(-) and $(168,974), respectively, which includes depreciation and amortization of $- and $174,189, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In August 2021, the investment general partner transferred its interest in Pecan Manor Apartments Partnership, A Louisiana Partnership in Commendam, with cash proceeds to the investment partnership of $23,823. These proceeds were returned to cash reserves held by Series 32 and recorded as a gain on transfer as of September 30, 2021.

Series 33

As of September 30, 2020, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2021.

For the six month periods ended September 30, 2021 and 2020, Series 33 reflects a net loss from Operating Partnerships of $(-) and $(51,545), respectively, which includes depreciation and amortization of $- and $96,068, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In August 2021, the investment general partner transferred its interest in Forest Park Apartments Partnership, A Louisiana Partnership in Commendam, with cash proceeds to the investment partnership of $23,823. These proceeds were returned to cash reserves held by Series 33 and recorded as a gain on transfer as of September 30, 2021.

Series 34

As of September 30, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at September 30, 2021, which was at 100% Qualified Occupancy.

For the six month periods ended September 30, 2021 and 2020, Series 34 reflects a net income (loss) from the Operating Partnerships of $29,530 and $(69,291), respectively, which includes depreciation and amortization of $42,639 and $76,498, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 35

The series did not have any properties as of September 30, 2021 and 2020.

Series 36

The series did not have any properties as of September 30, 2021 and 2020.

Series 37

The series did not have any properties as of September 30, 2021 and 2020.

Series 38

The series did not have any properties as of September 30, 2021 and 2020.

Series 39

The series did not have any properties as of September 30, 2021 and 2020.

Series 40

The series did not have any properties as of September 30, 2021 and 2020.

Series 41

As of September 30, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at September 30, 2021, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2021 and 2020, Series 41 reflects a net income (loss) from Operating Partnerships of $54,909 and $(6,873), respectively, which includes depreciation and amortization of $190,398 and $280,652, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Marwood Senior Associates, LLC

Series 42

As of September 30, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at September 30, 2021, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2021 and 2020, Series 42 reflects a net loss from Operating Partnerships of $(6,535) and $(204,518), respectively, which includes depreciation and amortization of $59,093 and $244,575, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In July 2020, the operating general partner of Lynnelle Landing Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on October 1, 2020. The sales price of the property was $1,650,000, which included the outstanding mortgage balance of approximately $1,014,143 and cash proceeds to the investment partnership of $130,000. Of the total proceeds received by the investment partnership, $5,000 was paid for expenses related to the sale, which include third party legal costs. In addition $11,300 was applied to advances outstanding. The remaining proceeds from the sale of $113,700 will be returned to cash reserves held by Series 42. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $113,700 as of December 31, 2020. In September 2021, the investment partnership received additional proceeds equal to its share of the Operating Partnership’s cash in the amount of $94,182 which was returned to the cash reserves.

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

Marwood Senior Associates, LLC

Series 43

As of September 30, 2020, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2021.

For the six month periods ended September 30, 2021 and 2020, Series 43 reflects a net loss from Operating Partnerships of $(-) and $(153,764), respectively, which includes depreciation and amortization of $- and $170,133, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In March 2019, the operating general partner of Alexander Mills, LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 31, 2019. The sales price of the property was $21,216,275, which included the outstanding mortgage balance of approximately $11,408,365 and cash proceeds to the investment partnerships of $1,065,532 and $1,302,317 for Series 43 and Series 44, respectively. Of the total proceeds received by the investment partnerships, $4,950 and $6,050 for Series 43 and Series 44, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, will be returned to cash reserves. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, as of September 30, 2019. In December 2019, the investment partnership received its share of the final reconciliation of the Operating Partnership’s cash in the amount of $21,924 and $26,795 for Series 43 and Series 44, respectively, which was returned to the cash reserves. In December 2020, the investment partnership incurred an additional fee in the amount of $67,957 and $83,058 for Series 43 and Series 44, respectively, which was paid from the cash reserves.

In September 2020, the investment general partner transferred its interest in Pyramid Seven Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,200,885 and cash proceeds to the investment partnership of $12,000. Of the total proceeds received, $3,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $9,000 were returned to cash reserves held by Series 43. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $9,000 as of September 30, 2020.

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

Series 44

As of September 30, 2021 and 2020, the average Qualified Occupancy was 100%. The series had a total of 1 property at September 30, 2021, which was at 100% Qualified Occupancy.

For the six month periods ended September 30, 2021 and 2020, Series 44 reflects a net income from Operating Partnerships of $56,220 and $276,742, respectively, which includes depreciation and amortization of $110,470 and $339,618, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In March 2019, the operating general partner of Alexander Mills, LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 31, 2019. The sales price of the property was $21,216,275, which included the outstanding mortgage balance of approximately $11,408,365 and cash proceeds to the investment partnerships of $1,065,532 and $1,302,317 for Series 43 and Series 44, respectively. Of the total proceeds received by the investment partnerships, $4,950 and $6,050 for Series 43 and Series 44, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, will be returned to cash reserves. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,060,582 and $1,296,267 for Series 43 and Series 44, respectively, as of September 30, 2019. In December 2019, the investment partnership received its share of the final reconciliation of the Operating Partnership’s cash in the amount of $21,924 and $26,795 for Series 43 and Series 44, respectively, which was returned to the cash reserves. In December 2020, the investment partnership incurred an additional fee in the amount of $67,957 and $83,058 for Series 43 and Series 44, respectively, which was used from the cash reserves.

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

In September 2021, the investment general partner sold its interest in North Forty Aspen Plus, L.P., with cash proceeds to the investment partnership of $815,747. These proceeds were returned to cash reserves held by Series 44 and recorded as a gain on sale as of September 30, 2021.

Series 45

As of September 30, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at September 30, 2021, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2021 and 2020, Series 45 reflects a net loss from Operating Partnerships of $(115,059) and $(208,491), respectively, which includes depreciation and amortization of $298,100 and $447,266, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In June 2021, the investment general partner of Series 45 and BF Garden Tax Credit Fund V - Series 47 transferred their respective interest in Dawn Springs Villa LP, with cash proceeds to the investment partnership of $22,749 and $12,249, for Series 45 and Series 47, respectively. These proceeds of $22,749 and $12,249, for Series 45 and Series 47, respectively, were returned to cash reserves and recorded as a gain on transfer as of June 30, 2021.

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

In September 2021, the investment general partner transferred its interest in Childress Apartments, LTD., with cash proceeds to the investment partnership of $39,999. These proceeds were returned to cash reserves held by Series 45 and recorded as a gain on transfer as of September 30, 2021.

In September 2021, the investment general partner of Series 45 and Series 46 sold their respective interest in Bartlett Bayou, L.P., with cash proceeds to the investment partnership of $200,606 and $59,381, for Series 45 and Series 46, respectively. These proceeds of $200,606 and $59,381, for Series 45 and Series 46, respectively, were returned to cash reserves and recorded as a gain on sale as of September 30, 2021.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Harbet Avenue Limited Partnership

Series 46

As of September 30, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at September 30, 2021, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2021 and 2020, Series 46 reflects a net income (loss) from Operating Partnerships of $58,023 and $(29,648), respectively, which includes depreciation and amortization of $389,662 and $498,424, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In September 2021, the investment general partner of Series 45 and Series 46 sold their respective interest in Bartlett Bayou, L.P., with cash proceeds to the investment partnership of $200,606 and $59,381, for Series 45 and Series 46, respectively. These proceeds of $200,606 and $59,381, for Series 45 and Series 46, respectively, were returned to cash reserves and recorded as a gain on sale as of September 30, 2021.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Linden–Shawnee Partners, L.P.

Ocean East of Portland, LLC

Panola Housing, Ltd.

Jacksonville Square Apartments

Off Balance Sheet Arrangements

None.

Principal Accounting Policies

In accordance with the accounting guidance for the consolidation of variable interest entities, the Fund determines when it should include the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

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

(b)   Changes in Internal Controls

There were no changes in the Fund’s or any series’ internal controls over financial reporting that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series’ internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

None

Item 6.Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith
31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith
32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

101. The following materials from the BF Garden Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners’ Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund IV L.P.
	By:	BF Garden Associates IV L.P.,
its General Partner
		By:	Corporate Investment Holdings, Inc.,
its General Partner

Date: November 10, 2021			By:	/s/ Gregory Voyentzie

Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

November 10, 2021	/s/ Gregory Voyentzie	President (Principal Executive Officer),
	Gregory Voyentzie	Corporate Investment Holdings, Inc.

November 10, 2021	/s/ Marie Reynolds	Treasurer (Principal Accounting and Financial Officer),
	Marie Reynolds	Corporate Investment Holdings, Inc.