Form 10-Q
period 2021-12-31
BF Garden Tax Credit Fund IV L.P.
filed 2022-02-11
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2021

or

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

BF GARDEN TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2021

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	4,915,322	10,819,585
Other assets	6,789	10,829
	$4,922,111	$10,830,414

LIABILITIES
Accounts payable and accrued expenses	$—	$27
Accounts payable affiliates (Note C)	11,482,092	12,664,070
Capital contributions payable	785	785
	11,482,877	12,664,882

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 82,874,653 outstanding as of December 31, 2021 and March 31, 2021.	(6,189,318)	(1,450,880)
General Partner	(371,448)	(383,588)
	(6,560,766)	(1,834,468)
	$4,922,111	$10,830,414

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,828,200 outstanding as of December 31, 2021 and March 31, 2021.	(754,767)	(754,767)
General Partner	754,767	754,767
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of December 31, 2021 and March 31, 2021.	(898,231)	(898,231)
General Partner	898,231	898,231
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,550,145 outstanding as of December 31, 2021 and March 31, 2021.	(2,448,362)	(2,448,362)
General Partner	2,448,362	2,448,362
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,303,327 outstanding as of December 31, 2021 and March 31, 2021.	(224,264)	(224,264)
General Partner	224,264	224,264
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,150,053 outstanding as of December 31, 2021 and March 31, 2021.	173,404	173,404
General Partner	(173,404)	(173,404)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of December 31, 2021 and March 31, 2021.	219,815	219,815
General Partner	(219,815)	(219,815)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	531,027
Other assets	—	75
	$—	$531,102

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	2,199
Capital contributions payable	—	—
	—	2,199

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,926,374 outstanding as of December 31, 2021 and March 31, 2021.	313,969	841,956
General Partner	(313,969)	(313,053)
	—	528,903
	$—	$531,102

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,431,350 outstanding as of December 31, 2021 and March 31, 2021.	133,264	133,264
General Partner	(133,264)	(133,264)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,979,139 outstanding as of December 31, 2021 and March 31, 2021.	275,140	275,140
General Partner	(275,140)	(275,140)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	117,979	164,236
Other assets	2,500	2,148
	$120,479	$166,384

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	3,107,662	3,127,627
Capital contributions payable	785	785
	3,108,447	3,128,412

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,911,725 outstanding as of December 31, 2021 and March 31, 2021.	(2,619,442)	(2,593,761)
General Partner	(368,526)	(368,267)
	(2,987,968)	(2,962,028)
	$120,479	$166,384

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,621,200 outstanding as of December 31, 2021 and March 31, 2021.	(883,119)	(883,119)
General Partner	883,119	883,119
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,375,757 outstanding as of December 31, 2021 and March 31, 2021.	353,529	353,529
General Partner	(353,529)	(353,529)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	2,640,414
Other assets	—	74
	$—	$2,640,488

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	4,847
Capital contributions payable	—	—
	—	4,847

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,706,298 outstanding as of December 31, 2021 and March 31, 2021.	380,821	3,015,649
General Partner	(380,821)	(380,008)
	—	2,635,641
	$—	$2,640,488

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	3,040,636
Other assets	—	74
	$—	$3,040,710

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	4,992
Capital contributions payable	—	—
	—	4,992

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,605,833 outstanding as of December 31, 2021 and March 31, 2021.	196,294	3,231,141
General Partner	(196,294)	(195,423)
	—	3,035,718
	$—	$3,040,710

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	91,661	129,067
Other assets	—	74
	$91,661	$129,141

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	2,483,645	2,469,776
Capital contributions payable	—	—
	2,483,645	2,469,776

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,474,319 outstanding as of December 31, 2021 and March 31, 2021.	(2,067,675)	(2,016,839)
General Partner	(324,309)	(323,796)
	(2,391,984)	(2,340,635)
	$91,661	$129,141

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,277,913 outstanding as of December 31, 2021 and March 31, 2021.	223,088	223,088
General Partner	(223,088)	(223,088)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,083,704 outstanding as of December 31, 2021 and March 31, 2021.	148,221	148,221
General Partner	(148,221)	(148,221)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,489,100 outstanding as of December 31, 2021 and March 31, 2021.	205,359	205,359
General Partner	(205,359)	(205,359)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,536,200 outstanding as of December 31, 2021 and March 31, 2021.	188,889	188,889
General Partner	(188,889)	(188,889)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of December 31, 2021 and March 31, 2021.	196,043	196,043
General Partner	(196,043)	(196,043)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,611,356 outstanding as of December 31, 2021 and March 31, 2021.	216,900	216,900
General Partner	(216,900)	(216,900)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	334,163	408,743
Other assets	—	437
	$334,163	$409,180

LIABILITIES
Accounts payable and accrued expenses	$—	$1
Accounts payable affiliates (Note C)	2,717,527	2,690,845
Capital contributions payable	—	—
	2,717,527	2,690,846

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,865,176 outstanding as of December 31, 2021 and March 31, 2021.	(2,110,362)	(2,009,681)
General Partner	(273,002)	(271,985)
	(2,383,364)	(2,281,666)
	$334,163	$409,180

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	2,377,116	2,318,856
Other assets	501	82
	$2,377,617	$2,318,938

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	48,886	36,736
Capital contributions payable	—	—
	48,886	36,736

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,706,362 outstanding as of December 31, 2021 and March 31, 2021.	2,546,381	2,500,317
General Partner	(217,650)	(218,115)
	2,328,731	2,282,202
	$2,377,617	$2,318,938

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,617,987 outstanding as of December 31, 2021 and March 31, 2021.	306,854	306,854
General Partner	(306,854)	(306,854)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	1,238,678	842,738
Other assets	—	205
	$1,238,678	$842,943

LIABILITIES
Accounts payable and accrued expenses	$—	$26
Accounts payable affiliates (Note C)	20,334	399,489
Capital contributions payable	—	—
	20,334	399,515

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,682,873 outstanding as of December 31, 2021 and March 31, 2021.	1,443,609	676,442
General Partner	(225,265)	(233,014)
	1,218,344	443,428
	$1,238,678	$842,943

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	297,031	294,663
Other assets	—	2,627
	$297,031	$297,290

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	1,126,333	1,744,673
Capital contributions payable	—	—
	1,126,333	1,744,673

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 3,989,967 outstanding as of December 31, 2021 and March 31, 2021.	(467,347)	(1,079,247)
General Partner	(361,955)	(368,136)
	(829,302)	(1,447,383)
	$297,031	$297,290

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	December 31,	March 31,
	2021	2021

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	458,694	449,205
Other assets	3,788	5,033
	$462,482	$454,238

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	1,977,705	2,182,886
Capital contributions payable	—	—
	1,977,705	2,182,886

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,965,635 outstanding as of December 31, 2021 and March 31, 2021.	(1,237,329)	(1,448,620)
General Partner	(277,894)	(280,028)
	(1,515,223)	(1,728,648)
	$462,482	$454,238

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

	2021	2020

Income
Interest income	$1,488	$1,478
Other income	29,678	14,602
	31,166	16,080

Gain (Loss) on disposition of Operating Partnerships	239,636	935,865

Expenses
Professional fees	32,435	83,296
Fund management fee, net (Note C)	87,006	183,794
General and administrative expenses	324,959	46,701
	444,400	313,791

NET INCOME (LOSS)	$(173,598)	$638,154

Net income (loss) allocated to assignees	$(171,862)	$631,773

Net income (loss) allocated to general partner	$(1,736)	$6,381

Net income (loss) per BAC	$(.00)	$.01

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 20

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 21

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 22

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 23

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 24

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 25

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 26

	2021	2020

Income
Interest income	$—	$94
Other income	—	—
	—	94

Gain (Loss) on disposition of Operating Partnerships	—	18,800

Expenses
Professional fees	—	5,240
Fund management fee, net (Note C)	—	4,281
General and administrative expenses	74,978	5,489
	74,978	15,010

NET INCOME (LOSS)	$(74,978)	$3,884

Net income (loss) allocated to assignees	$(74,228)	$3,845

Net income (loss) allocated to general partner	$(750)	$39

Net income (loss) per BAC	$(.02)	$.00

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 27

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 28

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 29

	2021	2020

Income
Interest income	$36	$29
Other income	—	—
	36	29

Gain (Loss) on disposition of Operating Partnerships	—	35,000

Expenses
Professional fees	4,635	4,972
Fund management fee, net (Note C)	1,128	4,629
General and administrative expenses	15,791	5,303
	21,554	14,904

NET INCOME (LOSS)	$(21,518)	$20,125

Net income (loss) allocated to assignees	$(21,303)	$19,924

Net income (loss) allocated to general partner	$(215)	$201

Net income (loss) per BAC	$(.01)	$.01

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 30

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 31

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 32

	2021	2020

Income
Interest income	$—	$35
Other income	—	—
	—	35

Gain (Loss) on disposition of Operating Partnerships	—	79,208

Expenses
Professional fees	—	5,026
Fund management fee, net (Note C)	—	15,132
General and administrative expenses	73,421	5,465
	73,421	25,623

NET INCOME (LOSS)	$(73,421)	$53,620

Net income (loss) allocated to assignees	$(72,686)	$53,084

Net income (loss) allocated to general partner	$(735)	$536

Net income (loss) per BAC	$(.02)	$.01

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 33

	2021	2020

Income
Interest income	$—	$98
Other income	—	—
	—	98

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	3,996
Fund management fee, net (Note C)	—	9,777
General and administrative expenses	87,548	3,279
	87,548	17,052

NET INCOME (LOSS)	$(87,548)	$(16,954)

Net income (loss) allocated to assignees	$(86,673)	$(16,784)

Net income (loss) allocated to general partner	$(875)	$(170)

Net income (loss) per BAC	$(.03)	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 34

	2021	2020

Income
Interest income	$28	$24
Other income	—	—
	28	24

Gain (Loss) on disposition of Operating Partnerships	—	20,800

Expenses
Professional fees	4,635	4,463
Fund management fee, net (Note C)	4,623	4,825
General and administrative expenses	12,716	4,266
	21,974	13,554

NET INCOME (LOSS)	$(21,946)	$7,270

Net income (loss) allocated to assignees	$(21,727)	$7,197

Net income (loss) allocated to general partner	$(219)	$73

Net income (loss) per BAC	$(.01)	$.01

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 35

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 36

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 37

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 38

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 39

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 40

	2021	2020

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 41

	2021	2020

Income
Interest income	$100	$66
Other income	—	—
	100	66

Gain (Loss) on disposition of Operating Partnerships	—	18,000

Expenses
Professional fees	4,633	4,629
Fund management fee, net (Note C)	18,179	26,529
General and administrative expenses	11,016	3,552
	33,828	34,710

NET INCOME (LOSS)	$(33,728)	$(16,644)

Net income (loss) allocated to assignees	$(33,391)	$(16,478)

Net income (loss) allocated to general partner	$(337)	$(166)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 42

	2021	2020

Income
Interest income	$718	$289
Other income	—	14,298
	718	14,587

Gain (Loss) on disposition of Operating Partnerships	—	722,454

Expenses
Professional fees	4,633	4,367
Fund management fee, net (Note C)	4,050	11,801
General and administrative expenses	11,885	3,236
	20,568	19,404

NET INCOME (LOSS)	$(19,850)	$717,637

Net income (loss) allocated to assignees	$(19,651)	$710,461

Net income (loss) allocated to general partner	$(199)	$7,176

Net income (loss) per BAC	$(.01)	$.26

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 43

	2021	2020

Income
Interest income	$—	$242
Other income	—	304
	—	546

Gain (Loss) on disposition of Operating Partnerships	—	79,835

Expenses
Professional fees	—	5,075
Fund management fee, net (Note C)	—	3,940
General and administrative expenses	—	4,188
	—	13,203

NET INCOME (LOSS)	$—	$67,178

Net income (loss) allocated to assignees	$—	$66,507

Net income (loss) allocated to general partner	$—	$671

Net income (loss) per BAC	$—	$.02

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 44

	2021	2020

Income
Interest income	$374	$49
Other income	—	—
	374	49

Gain (Loss) on disposition of Operating Partnerships	—	(83,058)

Expenses
Professional fees	4,634	4,427
Fund management fee, net (Note C)	7,935	29,565
General and administrative expenses	10,371	3,456
	22,940	37,448

NET INCOME (LOSS)	$(22,566)	$(120,457)

Net income (loss) allocated to assignees	$(22,340)	$(119,253)

Net income (loss) allocated to general partner	$(226)	$(1,204)

Net income (loss) per BAC	$(.01)	$(.04)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 45

	2021	2020

Income
Interest income	$101	$91
Other income	—	—
	101	91

Gain (Loss) on disposition of Operating Partnerships	239,636	—

Expenses
Professional fees	4,632	35,429
Fund management fee, net (Note C)	15,016	28,713
General and administrative expenses	14,519	4,637
	34,167	68,779

NET INCOME (LOSS)	$205,570	$(68,688)

Net income (loss) allocated to assignees	$203,514	$(68,001)

Net income (loss) allocated to general partner	$2,056	$(687)

Net income (loss) per BAC	$.05	$(.02)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 46

	2021	2020

Income
Interest income	$131	$461
Other income	29,678	–
	29,809	461

Gain (Loss) on disposition of Operating Partnerships	–	44,826

Expenses
Professional fees	4,633	5,672
Fund management fee, net (Note C)	36,075	44,602
General and administrative expenses	12,714	3,830
	53,422	54,104

NET INCOME (LOSS)	$(23,613)	$(8,817)

Net income (loss) allocated to assignees	$(23,377)	$(8,729)

Net income (loss) allocated to general partner	$(236)	$(88)

Net income (loss) per BAC	$(.01)	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

	2021	2020

Income
Interest income	$6,686	$9,373
Other income	95,187	132,610
	101,873	141,983

Gain (Loss) on disposition of Operating Partnerships	2,032,167	1,366,857

Expenses
Professional fees	166,338	300,336
Fund management fee, net (Note C)	273,219	555,480
General and administrative expenses	480,472	205,223
	920,029	1,061,039

NET INCOME (LOSS)	$1,214,011	$447,801

Net income (loss) allocated to assignees	$1,201,871	$443,324

Net income (loss) allocated to general partner	$12,140	$4,477

Net income (loss) per BAC	$.01	$.01

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 20

	2021	2020
Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 21

	2021	2020
Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 22

	2021	2020
Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 23

	2021	2020
Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 24

	2021	2020
Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 25

	2021	2020
Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2021	2020
Income
Interest income	$261	$938
Other income	—	—
	261	938

Gain (Loss) on disposition of Operating Partnerships	20,845	18,800

Expenses
Professional fees	11,719	23,408
Fund management fee, net (Note C)	3,665	12,845
General and administrative expenses	97,302	20,991
	112,686	57,244

NET INCOME (LOSS)	$(91,580)	$(37,506)

Net income (loss) allocated to assignees	$(90,664)	$(37,131)

Net income (loss) allocated to general partner	$(916)	$(375)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 27

	2021	2020
Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 28

	2021	2020
Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2021	2020

Income
Interest income	$111	$279
Other income	—	—
	111	279

Gain (Loss) on disposition of Operating Partnerships	29,999	44,500

Expenses
Professional fees	18,029	18,095
Fund management fee, net (Note C)	3,215	18,134
General and administrative expenses	34,806	19,230
	56,050	55,459

NET INCOME (LOSS)	$(25,940)	$(10,680)

Net income (loss) allocated to assignees	$(25,681)	$(10,573)

Net income (loss) allocated to general partner	$(259)	$(107)

Net income (loss) per BAC	$(.01)	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 30

	2021	2020
Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 31

	2021	2020
Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 32

	2021	2020
Income
Interest income	$1,321	$350
Other income	—	10,008
	1,321	10,358

Gain (Loss) on disposition of Operating Partnerships	23,823	79,208

Expenses
Professional fees	11,719	19,399
Fund management fee, net (Note C)	4,091	38,896
General and administrative expenses	90,598	20,930
	106,408	79,225

NET INCOME (LOSS)	$(81,264)	$10,341

Net income (loss) allocated to assignees	$(80,451)	$10,238

Net income (loss) allocated to general partner	$(813)	$103

Net income (loss) per BAC	$(.02)	$.00

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 33

	2021	2020
Income
Interest income	$1,524	$794
Other income	—	10,008
	1,524	10,802

Gain (Loss) on disposition of Operating Partnerships	23,823	—

Expenses
Professional fees	10,544	16,464
Fund management fee, net (Note C)	4,334	22,831
General and administrative expenses	97,578	16,901
	112,456	56,196

NET INCOME (LOSS)	$(87,109)	$(45,394)

Net income (loss) allocated to assignees	$(86,238)	$(44,940)

Net income (loss) allocated to general partner	$(871)	$(454)

Net income (loss) per BAC	$(.03)	$(.02)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 34

	2021	2020
Income
Interest income	$86	$310
Other income	—	—
	86	310

Gain (Loss) on disposition of Operating Partnerships	—	20,800

Expenses
Professional fees	15,179	21,024
Fund management fee, net (Note C)	10,869	15,279
General and administrative expenses	25,387	18,710
	51,435	55,013

NET INCOME (LOSS)	$(51,349)	$(33,903)

Net income (loss) allocated to assignees	$(50,836)	$(33,564)

Net income (loss) allocated to general partner	$(513)	$(339)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 35

	2021	2020
Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 36

	2021	2020
Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 37

	2021	2020
Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 38

	2021	2020
Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 39

	2021	2020
Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 40

	2021	2020
Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain (Loss) on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 41

	2021	2020
Income
Interest income	$283	$585
Other income	—	3,392
	283	3,977

Gain (Loss) on disposition of Operating Partnerships	—	64,500

Expenses
Professional fees	21,552	23,467
Fund management fee, net (Note C)	58,367	78,321
General and administrative expenses	22,062	17,609
	101,981	119,397

NET INCOME (LOSS)	$(101,698)	$(50,920)

Net income (loss) allocated to assignees	$(100,681)	$(50,411)

Net income (loss) allocated to general partner	$(1,017)	$(509)

Net income (loss) per BAC	$(.04)	$(.02)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 42

	2021	2020
Income
Interest income	$1,839	$1,818
Other income	868	14,298
	2,707	16,116

Gain (Loss) on disposition of Operating Partnerships	94,182	722,454

Expenses
Professional fees	19,202	24,791
Fund management fee, net (Note C)	9,650	50,320
General and administrative expenses	21,508	16,920
	50,360	92,031

NET INCOME (LOSS)	$46,529	$646,539

Net income (loss) allocated to assignees	$46,064	$640,074

Net income (loss) allocated to general partner	$465	$6,465

Net income (loss) per BAC	$.02	$.24

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 43

	2021	2020
Income
Interest income	$—	$2,054
Other income	—	1,542
	—	3,596

Gain (Loss) on disposition of Operating Partnerships	—	186,635

Expenses
Professional fees	—	27,629
Fund management fee, net (Note C)	—	34,194
General and administrative expenses	—	18,762
	—	80,585

NET INCOME (LOSS)	$—	$109,646

Net income (loss) allocated to assignees	$—	$108,550

Net income (loss) allocated to general partner	$—	$1,096

Net income (loss) per BAC	$—	$.03

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 44

	2021	2020
Income
Interest income	$658	$576
Other income	25,468	11,054
	26,126	11,630

Gain (Loss) on disposition of Operating Partnerships	815,747	(83,058)

Expenses
Professional fees	15,676	21,710
Fund management fee, net (Note C)	27,476	80,701
General and administrative expenses	23,805	17,268
	66,957	119,679

NET INCOME (LOSS)	$774,916	$(191,107)

Net income (loss) allocated to assignees	$767,167	$(189,196)

Net income (loss) allocated to general partner	$7,749	$(1,911)

Net income (loss) per BAC	$.29	$(.07)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 45

	2021	2020
Income
Interest income	$246	$597
Other income	29,480	31,189
	29,726	31,786

Gain (Loss) on disposition of Operating Partnerships	691,381	199,692

Expenses
Professional fees	21,870	75,026
Fund management fee, net (Note C)	42,835	73,285
General and administrative expenses	38,321	19,698
	103,026	168,009

NET INCOME (LOSS)	$618,081	$63,469

Net income (loss) allocated to assignees	$611,900	$62,834

Net income (loss) allocated to general partner	$6,181	$635

Net income (loss) per BAC	$.15	$.02

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 46

	2021	2020
Income
Interest income	$357	$1,072
Other income	39,371	51,119
	39,728	52,191

Gain (Loss) on disposition of Operating Partnerships	332,367	113,326

Expenses
Professional fees	20,848	29,323
Fund management fee, net (Note C)	108,717	130,674
General and administrative expenses	29,105	18,204
	158,670	178,201

NET INCOME (LOSS)	$213,425	$(12,684)

Net income (loss) allocated to assignees	$211,291	$(12,557)

Net income (loss) allocated to general partner	$2,134	$(127)

Net income (loss) per BAC	$.07	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(1,450,880)	$(383,588)	$(1,834,468)

Net income (loss)	317,421	3,206	320,627

Partners’ capital (deficit), June 30, 2021	(1,133,459)	(380,382)	(1,513,841)

Net income (loss)	1,056,312	10,670	1,066,982

Partners’ capital (deficit), September 30, 2021	(77,147)	(369,712)	(446,859)

Distribution	(5,940,309)	—	(5,940,309)

Net income (loss)	(171,862)	(1,736)	(173,598)

Partners’ capital (deficit), December 31, 2021	$(6,189,318)	$(371,448)	$(6,560,766)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2020	$(6,042,833)	$(444,787)	$(6,487,620)

Net income (loss)	(189,479)	(1,915)	(191,394)

Partners’ capital (deficit), June 30, 2020	(6,232,312)	(446,702)	(6,679,014)

Net income (loss)	1,030	11	1,041

Partners’ capital (deficit), September 30, 2020	(6,231,282)	(446,691)	(6,677,973)

Net income (loss)	631,773	6,381	638,154

Partners’ capital (deficit), December 31, 2020	$(5,599,509)	$(440,310)	$(6,039,819)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 20
Partners’ capital (deficit) April 1, 2021	$(754,767)	$754,767	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	(754,767)	754,767	—

Net income (loss)	—	—	—

Partners' capital (deficit), September 30,2021	(754,767)	754,767	—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$(754,767)	$754,767	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 20
Partners’ capital (deficit) April 1, 2020	$(754,767)	$754,767	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	(754,767)	754,767	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	(754,767)	754,767	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2020	$(754,767)	$754,767	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 21
Partners’ capital (deficit) April 1, 2021	$(898,231)	$898,231	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	(898,231)	898,231	—

Net income (loss)	—	—	—

Partners' capital (deficit), September 30,2021	(898,231)	898,231	—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$(898,231)	$898,231	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 21
Partners’ capital (deficit) April 1, 2020	$(898,231)	$898,231	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	(898,231)	898,231	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	(898,231)	898,231	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2020	$(898,231)	$898,231	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 22
Partners’ capital (deficit) April 1, 2021	$(2,448,362)	$2,448,362	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	(2,448,362)	2,448,362	—

Net income (loss)	—	—	—

Partners' capital (deficit), September 30,2021	(2,448,362)	2,448,362	—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$(2,448,362)	$2,448,362	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 22
Partners’ capital (deficit) April 1, 2020	$(2,448,362)	$2,448,362	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	(2,448,362)	2,448,362	—

Net income (loss)	—	—	—

Partners' capital (deficit), September 30,2020	(2,448,362)	2,448,362	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2020	$(2,448,362)	$2,448,362	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 23
Partners’ capital (deficit) April 1, 2021	$(224,264)	$224,264	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	(224,264)	224,264	—

Net income (loss)	—	—	—

Partners' capital (deficit), September 30,2021	(224,264)	224,264	—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$(224,264)	$224,264	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 23
Partners’ capital (deficit) April 1, 2020	$(224,264)	$224,264	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	(224,264)	224,264	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	(224,264)	224,264	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2020	$(224,264)	$224,264	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 24
Partners’ capital (deficit) April 1, 2021	$173,404	$(173,404)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	173,404	(173,404)	—

Net income (loss)	—	—	—

Partners' capital (deficit), September 30,2021	173,404	(173,404)	—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$173,404	$(173,404)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 24
Partners’ capital (deficit) April 1, 2020	$173,404	$(173,404)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	173,404	(173,404)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	173,404	(173,404)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2020	$173,404	$(173,404)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 25
Partners’ capital (deficit) April 1, 2021	$219,815	$(219,815)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	219,815	(219,815)	—

Net income (loss)	—	—	—

Partners' capital (deficit), September 30,2021	219,815	(219,815)	—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$219,815	$(219,815)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 25
Partners’ capital (deficit) April 1, 2020	$219,815	$(219,815)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	219,815	(219,815)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	219,815	(219,815)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2020	$219,815	$(219,815)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 26
Partners’ capital (deficit) April 1, 2021	$841,956	$(313,053)	$528,903

Net income (loss)	(8,349)	(84)	(8,433)

Partners’ capital (deficit), June 30, 2021	833,607	(313,137)	520,470

Net income (loss)	(8,087)	(82)	(8,169)

Partners' capital (deficit), September 30,2021	825,520	(313,219)	512,301

Distribution	(437,323)	—	(437,323)

Net income (loss)	(74,228)	(750)	(74,978)

Partners’ capital (deficit), December 31, 2021	$313,969	$(313,969)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 26
Partners’ capital (deficit) April 1, 2020	$888,586	$(312,582)	$576,004

Net income (loss)	(15,508)	(157)	(15,665)

Partners’ capital (deficit), June 30, 2020	873,078	(312,739)	560,339

Net income (loss)	(25,468)	(257)	(25,725)

Partners’ capital (deficit), September 30, 2020	847,610	(312,996)	534,614

Net income (loss)	3,845	39	3,884

Partners’ capital (deficit), December 31, 2020	$851,455	$(312,957)	$538,498

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 27
Partners’ capital (deficit) April 1, 2021	$133,264	$(133,264)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	133,264	(133,264)	—

Net income (loss)	—	—	—

Partners' capital (deficit), September 30,2021	133,264	(133,264)	—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$133,264	$(133,264)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 27
Partners’ capital (deficit) April 1, 2020	$133,264	$(133,264)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	133,264	(133,264)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	133,264	(133,264)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2020	$133,264	$(133,264)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 28
Partners’ capital (deficit) April 1, 2021	$275,140	$(275,140)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	275,140	(275,140)	—

Net income (loss)	—	—	—

Partners' capital (deficit), September 30,2021	275,140	(275,140)	—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$275,140	$(275,140)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 28
Partners’ capital (deficit) April 1, 2020	$275,140	$(275,140)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	275,140	(275,140)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	275,140	(275,140)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2020	$275,140	$(275,140)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 29
Partners’ capital (deficit) April 1, 2021	$(2,593,761)	$(368,267)	$(2,962,028)

Net income (loss)	(8,526)	(86)	(8,612)

Partners’ capital (deficit), June 30, 2021	(2,602,287)	(368,353)	(2,970,640)

Net income (loss)	4,148	42	4,190

Partners’ capital (deficit), September 30, 2021	(2,598,139)	(368,311)	(2,966,450)

Distribution	—	—	—

Net income (loss)	(21,303)	(215)	(21,518)

Partners’ capital (deficit), December 31, 2021	$(2,619,442)	$(368,526)	$(2,987,968)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 29
Partners’ capital (deficit) April 1, 2020	$(2,581,075)	$(368,139)	$(2,949,214)

Net income (loss)	(7,010)	(71)	(7,081)

Partners’ capital (deficit), June 30, 2020	(2,588,085)	(368,210)	(2,956,295)

Net income (loss)	(23,487)	(237)	(23,724)

Partners’ capital (deficit), September 30, 2020	(2,611,572)	(368,447)	(2,980,019)

Net income (loss)	19,924	201	20,125

Partners’ capital (deficit), December 31, 2020	$(2,591,648)	$(368,246)	$(2,959,894)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 30
Partners’ capital (deficit) April 1, 2021	$(883,119)	$883,119	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	(883,119)	883,119	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	(883,119)	883,119	—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$(883,119)	$883,119	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 30
Partners’ capital (deficit) April 1, 2020	$(883,119)	$883,119	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	(883,119)	883,119	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	(883,119)	883,119	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2020	$(883,119)	$883,119	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 31
Partners’ capital (deficit) April 1, 2021	$353,529	$(353,529)	$—

Net income (loss)	—	—	—

Partners' capital (deficit), June 30,2021	353,529	(353,529)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	353,529	(353,529)	—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$353,529	$(353,529)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 31
Partners’ capital (deficit) April 1, 2020	$353,529	$(353,529)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	353,529	(353,529)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	353,529	(353,529)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2020	$353,529	$(353,529)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 32
Partners’ capital (deficit) April 1, 2021	$3,015,649	$(380,008)	$2,635,641

Net income (loss)	(8,109)	(82)	(8,191)

Partners’ capital (deficit), June 30, 2021	3,007,540	(380,090)	2,627,450

Net income (loss)	344	4	348

Partners’ capital (deficit), September 30, 2021	3,007,884	(380,086)	2,627,798

Distribution	(2,554,377)	—	(2,554,377)

Net income (loss)	(72,686)	(735)	(73,421)

Partners’ capital (deficit), December 31, 2021	$380,821	$(380,821)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 32
Partners’ capital (deficit) April 1, 2020	$514,959	$(405,267)	$109,692

Net income (loss)	(26,064)	(263)	(26,327)

Partners’ capital (deficit), June 30, 2020	488,895	(405,530)	83,365

Net income (loss)	(16,782)	(170)	(16,952)

Partners’ capital (deficit), September 30, 2020	472,113	(405,700)	66,413

Net income (loss)	53,084	536	53,620

Partners’ capital (deficit), December 31, 2020	$525,197	$(405,164)	$120,033

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 33
Partners’ capital (deficit) April 1, 2021	$3,231,141	$(195,423)	$3,035,718

Net income (loss)	(6,191)	(63)	(6,254)

Partners’ capital (deficit), June 30, 2021	3,224,950	(195,486)	3,029,464

Net income (loss)	6,626	67	6,693

Partners’ capital (deficit), September 30, 2021	3,231,576	(195,419)	3,036,157

Distribution	(2,948,609)	—	(2,948,609)

Net income (loss)	(86,673)	(875)	(87,548)

Partners’ capital (deficit), December 31, 2021	$196,294	$(196,294)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 33
Partners’ capital (deficit) April 1, 2020	$782,102	$(220,161)	$561,941

Net income (loss)	(18,763)	(190)	(18,953)

Partners’ capital (deficit), June 30, 2020	763,339	(220,351)	542,988

Net income (loss)	(9,393)	(94)	(9,487)

Partners’ capital (deficit), September 30, 2020	753,946	(220,445)	533,501

Net income (loss)	(16,784)	(170)	(16,954)

Partners’ capital (deficit), December 31, 2020	$737,162	$(220,615)	$516,547

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 34
Partners’ capital (deficit) April 1, 2021	$(2,016,839)	$(323,796)	$(2,340,635)

Net income (loss)	(9,691)	(98)	(9,789)

Partners’ capital (deficit), June 30, 2021	(2,026,530)	(323,894)	(2,350,424)

Net income (loss)	(19,418)	(196)	(19,614)

Partners’ capital (deficit), September 30, 2021	(2,045,948)	(324,090)	(2,370,038)

Distribution	—	—	—

Net income (loss)	(21,727)	(219)	(21,946)

Partners’ capital (deficit), December 31, 2021	$(2,067,675)	$(324,309)	$(2,391,984)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 34
Partners’ capital (deficit) April 1, 2020	$(1,973,967)	$(323,363)	$(2,297,330)

Net income (loss)	(16,791)	(170)	(16,961)

Partners’ capital (deficit), June 30, 2020	(1,990,758)	(323,533)	(2,314,291)

Net income (loss)	(23,970)	(242)	(24,212)

Partners’ capital (deficit), September 30, 2020	(2,014,728)	(323,775)	(2,338,503)

Net income (loss)	7,197	73	7,270

Partners’ capital (deficit), December 31, 2020	$(2,007,531)	$(323,702)	$(2,331,233)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 35
Partners’ capital (deficit) April 1, 2021	$223,088	$(223,088)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	223,088	(223,088)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	223,088	(223,088)	—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$223,088	$(223,088)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 35
Partners’ capital (deficit) April 1, 2020	$223,088	$(223,088)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	223,088	(223,088)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	223,088	(223,088)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2020	$223,088	$(223,088)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 36
Partners’ capital (deficit) April 1, 2021	$148,221	$(148,221)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	148,221	(148,221)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	148,221	(148,221)	—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$148,221	$(148,221)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 36
Partners’ capital (deficit) April 1, 2020	$148,221	$(148,221)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	148,221	(148,221)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	148,221	(148,221)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2020	$148,221	$(148,221)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 37
Partners’ capital (deficit) April 1, 2021	$205,359	$(205,359)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	205,359	(205,359)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	205,359	(205,359)	—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$205,359	$(205,359)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 37
Partners’ capital (deficit) April 1, 2020	$205,359	$(205,359)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	205,359	(205,359)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	205,359	(205,359)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2020	$205,359	$(205,359)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 38
Partners’ capital (deficit) April 1, 2021	$188,889	$(188,889)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	188,889	(188,889)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	188,889	(188,889)	—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$188,889	$(188,889)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 38
Partners’ capital (deficit), April 1, 2020	$188,889	$(188,889)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	188,889	(188,889)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	188,889	(188,889)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2020	$188,889	$(188,889)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 39
Partners’ capital (deficit) April 1, 2021	$196,043	$(196,043)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	196,043	(196,043)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	196,043	(196,043)	—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$196,043	$(196,043)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 39
Partners’ capital (deficit) April 1, 2020	$196,043	$(196,043)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2018	196,043	(196,043)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	196,043	(196,043)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2020	$196,043	$(196,043)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 40
Partners’ capital (deficit) April 1, 2021	$216,900	$(216,900)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	216,900	(216,900)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	216,900	(216,900)	—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$216,900	$(216,900)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 40
Partners’ capital (deficit) April 1, 2020	$216,900	$(216,900)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2020	216,900	(216,900)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2020	216,900	(216,900)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2020	$216,900	$(216,900)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 41
Partners’ capital (deficit) April 1, 2021	$(2,009,681)	$(271,985)	$(2,281,666)

Net income (loss)	(24,769)	(250)	(25,019)

Partners’ capital (deficit), June 30, 2021	(2,034,450)	(272,235)	(2,306,685)

Net income (loss)	(42,521)	(430)	(42,951)

Partners' capital (deficit), September 30,2021	(2,076,971)	(272,665)	(2,349,636)

Distribution	—	—	—

Net income (loss)	(33,391)	(337)	(33,728)

Partners’ capital (deficit), December 31, 2021	$(2,110,362)	$(273,002)	$(2,383,364)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 41
Partners’ capital (deficit) April 1, 2020	$(2,023,466)	$(272,124)	$(2,295,590)

Net income (loss)	(34,428)	(348)	(34,776)

Partners’ capital (deficit), June 30, 2020	(2,057,894)	(272,472)	(2,330,366)

Net income (loss)	495	5	500

Partners’ capital (deficit), September 30, 2020	(2,057,399)	(272,467)	(2,329,866)

Net income (loss)	(16,478)	(166)	(16,644)

Partners’ capital (deficit), December 31, 2020	$(2,073,877)	$(272,633)	$(2,346,510)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 42
Partners’ capital (deficit) April 1, 2021	$2,500,317	$(218,115)	$2,282,202

Net income (loss)	(4,612)	(47)	(4,659)

Partners’ capital (deficit), June 30, 2021	2,495,705	(218,162)	2,277,543

Net income (loss)	70,327	711	71,038

Partners’ capital (deficit), September 30, 2021	2,566,032	(217,451)	2,348,581

Distribution	—	—	—

Net income (loss)	(19,651)	(199)	(19,850)

Partners’ capital (deficit),December 31, 2021	$2,546,381	$(217,650)	$2,328,731

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 42
Partners’ capital (deficit) April 1, 2020	$1,843,687	$(224,748)	$1,618,939

Net income (loss)	(28,809)	(291)	(29,100)

Partners’ capital (deficit), June 30, 2020	1,814,878	(225,039)	1,589,839

Net income (loss)	(41,578)	(420)	(41,998)

Partners’ capital (deficit), September 30, 2020	1,773,300	(225,459)	1,547,841

Net income (loss)	710,461	7,176	717,637

Partners’ capital (deficit), December 31, 2020	$2,483,761	$(218,283)	$2,265,478

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 43
Partners’ capital (deficit) April 1, 2021	$306,854	$(306,854)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	306,854	(306,854)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	306,854	(306,854)	—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$306,854	$(306,854)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 43
Partners’ capital (deficit) April 1, 2020	$1,723,649	$(307,358)	$1,416,291

Net income (loss)	(18,648)	(188)	(18,836)

Partners’ capital (deficit), June 30, 2020	1,705,001	(307,546)	1,397,455

Net income (loss)	60,691	613	61,304

Partners’ capital (deficit), September 30, 2020	1,765,692	(306,933)	1,458,759

Net income (loss)	66,507	671	67,178

Partners’ capital (deficit), December 31, 2020	$1,832,199	$(306,262)	$1,525,937

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 44
Partners’ capital (deficit) April 1, 2021	$676,442	$(233,014)	$443,428

Net income (loss)	(17,404)	(176)	(17,580)

Partners’ capital (deficit), June 30, 2021	659,038	(233,190)	425,848

Net income (loss)	806,911	8,151	815,062

Partners’ capital (deficit), September 30, 2021	1,465,949	(225,039)	1,240,910

Distribution	—	—	—

Net income (loss)	(22,340)	(226)	(22,566)

Partners’ capital (deficit), December 31, 2021	$1,443,609	$(225,265)	$1,218,344

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 44
Partners’ capital (deficit) April 1, 2020	$192,920	$(237,898)	$(44,978)

Net income (loss)	(34,250)	(346)	(34,596)

Partners’ capital (deficit), June 30, 2020	158,670	(238,244)	(79,574)

Net income (loss)	(35,693)	(361)	(36,054)

Partners’ capital (deficit), September 30, 2020	122,977	(238,605)	(115,628)

Net income (loss)	(119,253)	(1,204)	(120,457)

Partners’ capital (deficit), December 31, 2020	$3,724	$(239,809)	$(236,085)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 45
Partners’ capital (deficit) April 1, 2021	$(1,079,247)	$(368,136)	$(1,447,383)

Net income (loss)	170,032	1,718	171,750

Partners’ capital (deficit), June 30, 2021	(909,215)	(366,418)	(1,275,633)

Net income (loss)	238,354	2,407	240,761

Partners’ capital (deficit), September 30, 2021	(670,861)	(364,011)	(1,034,872)

Distribution	—	—	—

Net income (loss)	203,514	2,056	205,570

Partners’ capital (deficit), December 31, 2021	$(467,347)	$(361,955)	$(829,302)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 45
Partners’ capital (deficit) April 1, 2020	$(1,135,758)	$(368,707)	$(1,504,465)

Net income (loss)	(22,729)	(230)	(22,959)

Partners’ capital (deficit), June 30, 2020	(1,158,487)	(368,937)	(1,527,424)

Net income (loss)	153,564	1,552	155,116

Partners’ capital (deficit), September 30, 2020	(1,004,923)	(367,385)	(1,372,308)

Net income (loss)	(68,001)	(687)	(68,688)

Partners’ capital (deficit), December 31, 2020	$(1,072,924)	$(368,072)	$(1,440,996)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 46
Partners’ capital (deficit) April 1, 2021	$(1,448,620)	$(280,028)	$(1,728,648)

Net income (loss)	235,040	2,374	237,414

Partners’ capital (deficit), June 30, 2021	(1,213,580)	(277,654)	(1,491,234)

Net income (loss)	(372)	(4)	(376)

Partners’ capital (deficit), September 30, 2021	(1,213,952)	(277,658)	(1,491,610)

Distribution	—	—	—

Net income (loss)	(23,377)	(236)	(23,613)

Partners’ capital (deficit), December 31, 2021	$(1,237,329)	$(277,894)	$(1,515,223)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	Partner	Total
Series 46
Partners’ capital (deficit) April 1, 2020	$(1,399,379)	$(279,531)	$(1,678,910)

Net income (loss)	33,521	339	33,860

Partners’ capital (deficit), June 30, 2020	(1,365,858)	(279,192)	(1,645,050)

Net income (loss)	(37,349)	(378)	(37,727)

Partners’ capital (deficit), September 30, 2020	(1,403,207)	(279,570)	(1,682,777)

Net income (loss)	(8,729)	(88)	(8,817)

Partners’ capital (deficit), December 31, 2020	$(1,411,936)	$(279,658)	$(1,691,594)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

	2021	2020

Cash flows from operating activities:

Net income (loss)	$1,214,011	$447,801
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	(2,032,167)	(1,366,857)
Changes in assets and liabilities
(Increase) Decrease in other assets	4,040	11,300
(Decrease) Increase in accounts payable and accrued expenses	(27)	54,875
(Decrease) Increase in accounts payable affiliates	(1,181,978)	(305,814)
Net cash (used in) provided by operating activities	(1,996,121)	(1,158,695)
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	2,032,167	1,366,603
Net cash (used in) provided by investing activities	2,032,167	1,366,603
Cash flows from financing activities:
Distributions	(5,940,309)	—
Net cash used in financing activities	(5,940,309)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,904,263)	207,908
Cash and cash equivalents, beginning	10,819,585	6,622,109
Cash and cash equivalents, ending	$4,915,322	$6,830,017

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 20

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	—	—
Net cash (used in) provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 21

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	—	—
Net cash (used in) provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 22

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	—	—
Net cash (used in) provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 23

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	—	—
Net cash (used in) provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 24

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	—	—
Net cash (used in) provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 25

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	—	—
Net cash (used in) provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2021	2020

Cash flows from operating activities:

Net income (loss)	$(91,580)	$(37,506)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	(20,845)	(18,800)
Changes in assets and liabilities
(Increase) Decrease in other assets	75	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	(2,199)	8,563
Net cash (used in) provided by operating activities	(114,549)	(47,743)
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	20,845	18,800
Net cash (used in) provided by investing activities	20,845	18,800
Cash flows from financing activities:
Distributions	(437,323)	—
Net cash used in financing activities	(437,323)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(531,027)	(28,943)
Cash and cash equivalents, beginning	531,027	576,004
Cash and cash equivalents, ending	$—	$547,061

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 27

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	—	—
Net cash (used in) provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 28

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	—	—
Net cash (used in) provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2021	2020

Cash flows from operating activities:

Net income (loss)	$(25,940)	$(10,680)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	(29,999)	(44,500)
Changes in assets and liabilities
(Increase) Decrease in other assets	(352)	—
(Decrease) Increase in accounts payable and accrued expenses	—	11,000
(Decrease) Increase in accounts payable affiliates	(19,965)	18,134
Net cash (used in) provided by operating activities	(76,256)	(26,046)
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	29,999	44,500
Net cash (used in) provided by investing activities	29,999	44,500
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,257)	18,454
Cash and cash equivalents, beginning	164,236	157,446
Cash and cash equivalents, ending	$117,979	$175,900

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 30

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	—	—
Net cash (used in) provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 31

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	—	—
Net cash (used in) provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 32

	2021	2020

Cash flows from operating activities:

Net income (loss)	$(81,264)	$10,341
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	(23,823)	(79,208)
Changes in assets and liabilities
(Increase) Decrease in other assets	74	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	(4,847)	45,396
Net cash (used in) provided by operating activities	(109,860)	(23,471)
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	23,823	79,208
Net cash (used in) provided by investing activities	23,823	79,208
Cash flows from financing activities:
Distributions	(2,554,377)	—
Net cash used in financing activities	(2,554,377)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,640,414)	55,737
Cash and cash equivalents, beginning	2,640,414	193,203
Cash and cash equivalents, ending	$—	$248,940

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 33

	2021	2020

Cash flows from operating activities:

Net income (loss)	$(87,109)	$(45,394)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	(23,823)	—
Changes in assets and liabilities
(Increase) Decrease in other assets	74	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	(4,992)	19,554
Net cash (used in) provided by operating activities	(115,850)	(25,840)
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	23,823	—
Net cash (used in) provided by investing activities	23,823	—
Cash flows from financing activities:
Distributions	(2,948,609)	—
Net cash used in financing activities	(2,948,609)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,040,636)	(25,840)

Cash and cash equivalents, beginning	3,040,636	561,941

Cash and cash equivalents, ending	$—	$536,101

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 34

	2021	2020

Cash flows from operating activities:

Net income (loss)	$(51,349)	$(33,903)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	—	(20,800)
Changes in assets and liabilities
(Increase) Decrease in other assets	74	—
(Decrease) Increase in accounts payable and accrued expenses	—	2,000
(Decrease) Increase in accounts payable affiliates	13,869	19,479
Net cash (used in) provided by operating activities	(37,406)	(33,224)
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	—	20,800
Net cash (used in) provided by investing activities	—	20,800
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,406)	(12,424)
Cash and cash equivalents, beginning	129,067	148,344
Cash and cash equivalents, ending	$91,661	$135,920

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 35

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	—	—
Net cash (used in) provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 36

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	—	—
Net cash (used in) provided by investing activities	—	—

Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 37

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
(Gain) loss on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	—	—
Net cash (used in) provided by investing activities	—	—

Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 38

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	—	—
Net cash (used in) provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 39

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	—	—
Net cash (used in) provided by investing activities	—	—

Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 40

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	—	—
Net cash (used in) provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 41

	2021	2020

Cash flows from operating activities:

Net income (loss)	$(101,698)	$(50,920)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	—	(64,500)
Changes in assets and liabilities
(Increase) Decrease in other assets	437	—
(Decrease) Increase in accounts payable and accrued expenses	(1)	2,500
(Decrease) Increase in accounts payable affiliates	26,682	82,907
Net cash (used in) provided by operating activities	(74,580)	(30,013)
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	—	64,500
Net cash (used in) provided by investing activities	—	64,500
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(74,580)	34,487
Cash and cash equivalents, beginning	408,743	352,239
Cash and cash equivalents, ending	$334,163	$386,726

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 42

	2021	2020

Cash flows from operating activities:

Net income (loss)	$46,529	$646,539
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	(94,182)	(722,454)
Changes in assets and liabilities
(Increase) Decrease in other assets	(419)	11,300
(Decrease) Increase in accounts payable and accrued expenses	—	23,000
(Decrease) Increase in accounts payable affiliates	12,150	32,686
Net cash (used in) provided by operating activities	(35,922)	(8,929)
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	94,182	722,200
Net cash (used in) provided by investing activities	94,182	722,200
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	58,260	713,271
Cash and cash equivalents, beginning	2,318,856	1,607,893
Cash and cash equivalents, ending	$2,377,116	$2,321,164

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 43

	2021	2020

Cash flows from operating activities:

Net income (loss)	$—	$109,646
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	—	(186,635)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	26,875
(Decrease) Increase in accounts payable affiliates	—	24,186
Net cash (used in) provided by operating activities	—	(25,928)
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	—	186,635
Net cash (used in) provided by investing activities	—	186,635
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	160,707
Cash and cash equivalents, beginning	—	1,416,291
Cash and cash equivalents, ending	$—	$1,576,998

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 44

	2021	2020

Cash flows from operating activities:

Net income (loss)	$774,916	$(191,107)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	(815,747)	83,058
Changes in assets and liabilities
(Increase) Decrease in other assets	205	—
(Decrease) Increase in accounts payable and accrued expenses	(26)	(4,000)
(Decrease) Increase in accounts payable affiliates	(379,155)	6,503
Net cash (used in) provided by operating activities	(419,807)	(105,546)
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	815,747	(83,058)
Net cash (used in) provided by investing activities	815,747	(83,058)
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	395,940	(188,604)
Cash and cash equivalents, beginning	842,738	321,693
Cash and cash equivalents, ending	$1,238,678	$133,089

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 45

	2021	2020

Cash flows from operating activities:

Net income (loss)	$618,081	$63,469
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	(691,381)	(199,692)
Changes in assets and liabilities
(Increase) Decrease in other assets	2,627	—
(Decrease) Increase in accounts payable and accrued expenses	—	(6,500)
(Decrease) Increase in accounts payable affiliates	(618,340)	(635,876)
Net cash (used in) provided by operating activities	(689,013)	(778,599)
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	691,381	199,692
Net cash (used in) provided by investing activities	691,381	199,692
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,368	(578,907)
Cash and cash equivalents, beginning	294,663	859,371
Cash and cash equivalents, ending	$297,031	$280,464

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 46

	2021	2020

Cash flows from operating activities:

Net income (loss)	$213,425	$(12,684)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on disposition of Operating Partnerships	(332,367)	(113,326)
Changes in assets and liabilities
(Increase) Decrease in other assets	1,245	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	(205,181)	72,654
Net cash (used in) provided by operating activities	(322,878)	(53,356)
Cash flows from investing activities:
Proceeds (loss) from the disposition of Operating Partnerships	332,367	113,326
Net cash (used in) provided by investing activities	332,367	113,326
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,489	59,970
Cash and cash equivalents, beginning	449,205	427,684
Cash and cash equivalents, ending	$458,694	$487,654

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2021

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

December 31, 2021

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2021 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2021

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned to BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2021 and 2020, are as follows:

	2021	2020
Series 26	$—	$4,281
Series 29	1,128	4,629
Series 32	—	15,132
Series 33	—	9,777
Series 34	4,623	6,025
Series 41	20,094	26,529
Series 42	4,050	13,426
Series 43	—	4,815
Series 44	7,935	30,315
Series 45	15,021	28,713
Series 46	40,761	46,332
	$93,612	$189,974

The fund management fees paid for the nine months ended December 31, 2021 and 2020 are as follows:

	2021	2020
Series 26	$5,864	$4,282
Series 29	27,499	—
Series 32	8,938	—
Series 33	9,326	9,777
Series 41	33,600	—
Series 42	—	19,259
Series 43	—	21,348
Series 44	411,888	84,442
Series 45	683,677	742,389
Series 46	331,796	68,500
	$1,512,588	$949,997

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2021

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2021 and 2020, the Fund has limited partnership interests in 18 and 40 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2021 and 2020 are as follows:

	2021	2020
Series 20	—	—
Series 21	—	—
Series 22	—	—
Series 23	—	—
Series 24	—	—
Series 25	—	—
Series 26	—	1
Series 27	—	—
Series 28	—	—
Series 29	1	2
Series 30	—	—
Series 31	—	—
Series 32	—	2
Series 33	—	2
Series 34	1	1
Series 35	—	—
Series 36	—	—
Series 37	—	—
Series 38	—	—
Series 39	—	—
Series 40	—	—
Series 41	1	6
Series 42	2	2
Series 43	—	—
Series 44	1	3
Series 45	4	11
Series 46	8	10
	18	40

Under the terms of the Fund’s investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2021 and 2020, are as follows:

	2021	2020
Series 29	$785	$785

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the nine months ended December 31, 2021 the Fund disposed of fifteen Operating Partnerships. A summary of the dispositions by series for December 31, 2021 is as follows:

	Operating	Sale of
	Partnership	Underlying	Fund Proceeds
	Interest	Operating	from	Gain on
	Transferred	Partnership	Disposition	Disposition
Series 26	1	—	$20,845	$20,845
Series 29	1	—	29,999	29,999
Series 32	1	—	23,823	23,823
Series 33	1	—	23,823	23,823
Series 41	1	—	—	—
Series 42	—	—	94,182	94,182
Series 44	—	1	815,747	815,747
Series 45	6	1	691,381	691,381
Series 46	1	1	332,367	332,367
Total	12	3	$2,032,167	$2,032,167

During the nine months ended December 31, 2020 the Fund disposed of twenty-eight Operating Partnerships. A summary of the dispositions by Series for December 31, 2020 is as follows:

	Operating	Sale of
	Partnership	Underlying	Fund Proceeds
	Interest	Operating	(loss) from	Gain (loss) on
	Transferred	Partnership	Disposition *	Disposition
Series 26	2	—	$18,800	$18,800
Series 29	3	—	44,500	44,500
Series 32	1	—	79,208	79,208
Series 34	1	—	20,800	20,800
Series 41	2	—	64,500	64,500
Series 42	3	1	722,200	722,454
Series 43	11	—	186,635	186,635
Series 44	—	—	(83,058)	(83,058)
Series 45	1	1	199,692	199,692
Series 46	2	—	113,326	113,326
Total	26	2	$1,366,603	$1,366,857

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

December 31, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund’s fiscal year ends March 31st for each year, while all the Operating Partnerships’ fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership’s partnership agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership’s quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2021.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

	2021	2020
Revenues
Rental	$7,472,044	$13,472,129
Interest and other	147,786	252,018
	7,619,830	13,724,147

Expenses
Interest	1,429,567	2,594,439
Depreciation and amortization	1,446,981	2,828,896
Operating expenses	4,605,616	8,606,678
	7,482,164	14,030,013

NET INCOME (LOSS)	$137,666	$(305,866)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$136,289	$(302,809)

Net income (loss) allocated to other Partners	$1,377	$(3,057)

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

December 31, 2021

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

December 31, 2021

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

December 31, 2021

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

December 31, 2021

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

December 31, 2021

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

December 31, 2021

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

December 31, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 26

	2021	2020
Revenues
Rental	$—	$134,928
Interest and other	—	3,659
	—	138,587

Expenses
Interest	—	39,660
Depreciation and amortization	—	32,702
Operating expenses	—	117,134
	—	189,496

NET INCOME (LOSS)	$—	$(50,909)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$(50,400)

Net income (loss) allocated to other Partners	$—	$(509)

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

December 31, 2021

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

December 31, 2021

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

December 31, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 29

	2021	2020
Revenues
Rental	$232,847	$404,414
Interest and other	—	17,415
	232,847	421,829

Expenses
Interest	20,033	63,653
Depreciation and amortization	30,701	67,110
Operating expenses	236,855	372,500
	287,589	503,263

NET INCOME (LOSS)	$(54,742)	$(81,434)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(54,195)	$(80,620)

Net income (loss) allocated to other Partners	$(547)	$(814)

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

December 31, 2021

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

December 31, 2021

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

December 31, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 32

	2021	2020
Revenues
Rental	$—	$622,470
Interest and other	—	14,241
	—	636,711

Expenses
Interest	—	107,406
Depreciation and amortization	—	147,657
Operating expenses	—	481,661
	—	736,724

NET INCOME (LOSS)	$—	$(100,013)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$(99,013)

Net income (loss) allocated to other Partners	$—	$(1,000)

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

December 31, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 33

	2021	2020
Revenues
Rental	$—	$673,366
Interest and other	—	23,746
	—	697,112

Expenses
Interest	—	111,984
Depreciation and amortization	—	144,102
Operating expenses	—	518,342
	—	774,428

NET INCOME (LOSS)	$—	$(77,316)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$(76,543)

Net income (loss) allocated to other Partners	$—	$(773)

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

December 31, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 34

	2021	2020
Revenues
Rental	$428,730	$365,156
Interest and other	16,679	12,279
	445,409	377,435

Expenses
Interest	65,027	66,036
Depreciation and amortization	63,958	64,097
Operating expenses	272,129	293,248
	401,114	423,381

NET INCOME (LOSS)	$44,295	$(45,946)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$43,852	$(45,487)

Net income (loss) allocated to other Partners	$443	$(459)

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

December 31, 2021

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

December 31, 2021

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

December 31, 2021

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

December 31, 2021

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

December 31, 2021

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

December 31, 2021

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

December 31, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 41

	2021	2020
Revenues
Rental	$1,678,479	$2,134,683
Interest and other	25,707	29,990
	1,704,186	2,164,673

Expenses
Interest	323,621	407,844
Depreciation and amortization	227,435	381,604
Operating expenses	1,033,973	1,376,860
	1,585,029	2,166,308

NET INCOME (LOSS)	$119,157	$(1,635)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$117,965	$(1,619)

Net income (loss) allocated to other Partners	$1,192	$(16)

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

December 31, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 42

	2021	2020
Revenues
Rental	$359,247	$345,969
Interest and other	6,069	5,103
	365,316	351,072

Expenses
Interest	54,397	55,986
Depreciation and amortization	88,640	89,026
Operating expenses	232,081	232,964
	375,118	377,976

NET INCOME (LOSS)	$(9,802)	$(26,904)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(9,704)	$(26,635)

Net income (loss) allocated to other Partners	$(98)	$(269)

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

December 31, 2021

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

December 31, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 44

	2021	2020
Revenues
Rental	$786,198	$2,726,860
Interest and other	4,290	30,766
	790,488	2,757,626

Expenses
Interest	159,737	652,971
Depreciation and amortization	165,704	509,427
Operating expenses	380,716	1,180,114
	706,157	2,342,512

NET INCOME (LOSS)	$84,331	$415,114

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$83,488	$410,963

Net income (loss) allocated to other Partners	$843	$4,151

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

December 31, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 45

	2021	2020
Revenues
Rental	$911,953	$2,679,976
Interest and other	8,939	37,178
	920,892	2,717,154

Expenses
Interest	154,513	405,974
Depreciation and amortization	286,050	670,899
Operating expenses	612,938	1,953,016
	1,053,501	3,029,889

NET INCOME (LOSS)	$(132,609)	$(312,735)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(131,283)	$(309,608)

Net income (loss) allocated to other Partners	$(1,326)	$(3,127)

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

December 31, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 46

	2021	2020
Revenues
Rental	$3,074,590	$3,384,307
Interest and other	86,102	77,641
	3,160,692	3,461,948

Expenses
Interest	652,239	682,925
Depreciation and amortization	584,493	722,272
Operating expenses	1,836,924	2,080,839
	3,073,656	3,486,036

NET INCOME (LOSS)	$87,036	$(24,088)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$86,166	$(23,847)

Net income (loss) allocated to other Partners	$870	$(241)

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

December 31, 2021

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

NOTE H - SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes. Management evaluated the activity of the Fund through the date the financial statements were issued, and concluded that, other than the subsequent event discussed below, no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2021 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves. These sources of liquidity, along with the Fund’s working capital reserve, are available to meet the obligations of the Partnership. The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended December 31, 2021 were $93,612 and total fund management fees accrued as of December 31, 2021 were $11,482,092. During the nine months ended December 31, 2021, $1,512,588 of the accrued fund management fees were paid. Pursuant to the Fund’s partnership agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered beneficial assignee certificates (“BACs”) in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2021.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended December 31, 2021, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in all 14 of the Operating Partnerships.

Prior to the quarter ended December 31, 2021, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in all 29 of the Operating Partnerships.

Prior to the quarter ended December 31, 2021, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended December 31, 2021, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended December 31, 2021, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended December 31, 2021, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in all 45 of the Operating Partnerships.

Prior to the quarter ended December 31, 2021, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended December 31, 2021, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30, 1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in all 26 of the Operating Partnerships.

Prior to the quarter ended December 31, 2021, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 21 of the Operating Partnerships and 1 remains.

During the quarter ended December 31, 2021, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 1 Operating Partnership in the amount of $785 as of December 31, 2021. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since sold its interest in all 20 of the Operating Partnerships.

Prior to the quarter ended December 31, 2021, Series 30 had released all payments of its capital contributions to the Operating Partnerships.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since sold its interest in all 27 of the Operating Partnerships.

Prior to the quarter ended December 31, 2021, Series 31 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2021, Series 32 had released all payments of its capital contributions to the Operating Partnerships.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended December 31, 2021, Series 33 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2021, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended December 31, 2021, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended December 31, 2021, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in all 7 of the Operating Partnerships.

Prior to the quarter ended December 31, 2021, Series 37 had released all payments of its capital contributions to the Operating Partnerships.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $18,612,287. Series 38 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended December 31, 2021, Series 38 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492. Series 39 has since sold its interest in all 9 of the Operating Partnerships.

Prior to the quarter ended December 31, 2021, Series 39 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772. Series 40 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended December 31, 2021, Series 40 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. Series 41 has since sold its interest in 22 of the Operating Partnerships and 1 remains.

Prior to the quarter ended December 31, 2021, Series 41 had released all payments of its capital contributions to the Operating Partnerships.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 21 of the Operating Partnerships and 2 remain.

Prior to the quarter ended December 31, 2021, Series 42 had released all payments of its capital contributions to the Operating Partnerships.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in September 30, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. Series 43 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended December 31, 2021, Series 43 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BACs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $20,248,519. Series 44 has since sold its interest in 9 of the Operating Partnerships and 1 remains.

Prior to the quarter ended December 31, 2021, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. Series 45 has since sold its interest in 27 of the Operating Partnerships and 4 remain.

Prior to the quarter ended December 31, 2021, Series 45 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2021, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of December 31, 2021 and 2020, the Fund held limited partnership interests in 18 and 40 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, formerly an affiliate of the Fund’s general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the Fund’s general partner, in an annual fund management fee of.5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2021 are as follows:

3 Months
	3 Months	3 Months	Fund Management Fee Net
	Gross Fund	Asset Management and	of Asset Management and
	Management Fee	Reporting Fee	Reporting Fee
Series 20	$—	$—	$—
Series 21	—	—	—
Series 22	—	—	—
Series 23	—	—	—
Series 24	—	—	—
Series 25	—	—	—
Series 26	—	—	—
Series 27	—	—	—
Series 28	—	—	—
Series 29	1,128	—	1,128
Series 30	—	—	—
Series 31	—	—	—
Series 32	—	—	—
Series 33	—	—	—
Series 34	4,623	—	4,623
Series 35	—	—	—
Series 36	—	—	—
Series 37	—	—	—
Series 38	—	—	—
Series 39	—	—	—
Series 40	—	—	—
Series 41	20,094	1,915	18,179
Series 42	4,050	—	4,050
Series 43	—	—	—
Series 44	7,935	—	7,935
Series 45	15,021	5	15,016
Series 46	40,761	4,686	36,075
	$93,612	$6,606	$87,006

			9 Months
	9 Months	9 Months	Fund Management Fee Net
	Gross Fund	Asset Management and	of Asset Management and
	Management Fee	Reporting Fee	Reporting Fee
Series 20	$—	$—	$—
Series 21	—	—	—
Series 22	—	—	—
Series 23	—	—	—
Series 24	—	—	—
Series 25	—	—	—
Series 26	3,665	—	3,665
Series 27	—	—	—
Series 28	—	—	—
Series 29	7,534	4,319	3,215
Series 30	—	—	—
Series 31	—	—	—
Series 32	4,091	—	4,091
Series 33	4,334	—	4,334
Series 34	13,869	3,000	10,869
Series 35	—	—	—
Series 36	—	—	—
Series 37	—	—	—
Series 38	—	—	—
Series 39	—	—	—
Series 40	—	—	—
Series 41	60,282	1,915	58,367
Series 42	12,150	2,500	9,650
Series 43	—	—	—
Series 44	32,733	5,257	27,476
Series 45	65,337	22,502	42,835
Series 46	126,615	17,898	108,717
	$330,610	$57,391	$273,219

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

The series did not have any properties as of December 31, 2021 and 2020.

Series 21

The series did not have any properties as of December 31, 2021 and 2020.

Series 22

The series did not have any properties as of December 31, 2021 and 2020.

Series 23

The series did not have any properties as of December 31, 2021 and 2020.

Series 24

The series did not have any properties as of December 31, 2021 and 2020.

Series 25

The series did not have any properties as of December 31, 2021 and 2020.

Series 26

As of December 31, 2020, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2021.

For the nine month periods ended December 31, 2021 and 2020, Series 26 reflects a net loss from Operating Partnerships of $(-) and $(50,909), respectively, which includes depreciation and amortization of $- and $32,702, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In August 2021, the investment general partner transferred its interest in Brookhaven Apartments Partnership, A Louisiana Partners, with cash proceeds to the investment partnership of $20,845. These proceeds were returned to cash reserves held by Series 26 and recorded as a gain on transfer as of December 31, 2021.

Series 27

The series did not have any properties as of December 31, 2021 and 2020.

Series 28

The series did not have any properties as of December 31, 2021 and 2020.

Series 29

As of December 31, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at December 31, 2021, which was at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2021 and 2020, Series 29 reflects a net loss from Operating Partnerships of $(54,742) and $(81,434), respectively, which includes depreciation and amortization of $30,701 and $67,110, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Lincoln Hotel Partnership, A California Limited Partnership

Series 30

The series did not have any properties as of December 31, 2021 and 2020.

Series 31

The series did not have any properties as of December 31, 2021 and 2020.

Series 32

As of December 31, 2020, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2021.

For the nine month periods ended December 31, 2021 and 2020, Series 32 reflects a net loss from Operating Partnerships of $(-) and $(100,013), respectively, which includes depreciation and amortization of $- and $147,657, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In December 2020, the investment general partner transferred its interest in Parkside Plaza LLP, with cash proceeds to the investment partnership of $79,208 and $792, for Series 32 and Series 43, respectively. These proceeds were returned to cash reserves held by Series 32 and Series 43 and recorded as a gain on transfer as of December 31, 2020.

In January 2021, the investment general partner sold its interest in Kiest Townhomes, L.P., with cash proceeds to the investment partnership of $2,530,007 and $2,530,007, for Series 32 and Series 33, respectively. Of the total proceeds received by the investment partnership, $37,987 and $37,987, for Series 32 and Series 33, respectively, represent reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. The remaining proceeds of $2,492,020 and $2,492,020, for Series 32 and Series 33, respectively, were returned to cash reserves and recorded as a gain on sale as of March 31, 2021.

In August 2021, the investment general partner transferred its interest in Pecan Manor Apartments Partnership, A Louisiana Partnership in Commendam, with cash proceeds to the investment partnership of $23,823. These proceeds were returned to cash reserves held by Series 32 and recorded as a gain on transfer as of September 30, 2021.

Series 33

As of December 31, 2020, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2021.

For the nine month periods ended December 31, 2021 and 2020, Series 33 reflects a net loss from Operating Partnerships of $(-) and $(77,316), respectively, which includes depreciation and amortization of $- and $144,102, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In January 2021, the investment general partner sold its interest in Kiest Townhomes, L.P., with cash proceeds to the investment partnership of $2,530,007 and $2,530,007, for Series 32 and Series 33, respectively. Of the total proceeds received by the investment partnership, $37,987 and $37,987, for Series 32 and Series 33, respectively, represent reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. The remaining proceeds of $2,492,020 and $2,492,020, for Series 32 and Series 33, respectively, were returned to cash reserves and recorded as a gain on sale as of March 31, 2021.

In August 2021, the investment general partner transferred its interest in Forest Park Apartments Partnership, A Louisiana Partnership in Commendam, with cash proceeds to the investment partnership of $23,823. These proceeds were returned to cash reserves held by Series 33 and recorded as a gain on transfer as of September 30, 2021.

Series 34

As of December 31, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at December 31, 2021, which was at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2021 and 2020, Series 34 reflects a net income (loss) from the Operating Partnerships of $44,295 and $(45,946), respectively, which includes depreciation and amortization of $63,958 and $64,097, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 35

The series did not have any properties as of December 31, 2021 and 2020.

Series 36

The series did not have any properties as of December 31, 2021 and 2020.

Series 37

The series did not have any properties as of December 31, 2021 and 2020.

Series 38

The series did not have any properties as of December 31, 2021 and 2020.

Series 39

The series did not have any properties as of December 31, 2021 and 2020.

Series 40

The series did not have any properties as of December 31, 2021 and 2020.

Series 41

As of December 31, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at December 31, 2021, which was at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2021 and 2020, Series 41 reflects a net income (loss) from Operating Partnerships of $119,157 and $(1,635), respectively, which includes depreciation and amortization of $227,435 and $381,604, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2021, the investment general partner transferred its interest in Halfmoon BDC, Limited Partnership, with no cash proceeds to the investment partnership for Series 41 and Series 45, respectively.

In January 2022, the investment general partner of Series 41 and Series 42 transferred their respective interest in Marwood Senior Associates, LLC, with cash proceeds to the investment partnership of $1,151,653 and $128,346, for Series 41 and Series 42, respectively. These proceeds of $1,151,653 and $128,346, for Series 41 and Series 42, respectively, were returned to cash reserves and recorded as a gain on transfer as of January 31, 2022.

Series 42

As of December 31, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at December 31, 2021, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2021 and 2020, Series 42 reflects a net loss from Operating Partnerships of $(9,802) and $(26,904), respectively, which includes depreciation and amortization of $88,640 and $89,026, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In July 2020, the operating general partner of Lynnelle Landing Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on October 1, 2020. The sales price of the property was $1,650,000, which included the outstanding mortgage balance of approximately $1,014,143 and cash proceeds to the investment partnership of $130,000. Of the total proceeds received by the investment partnership, $5,000 was paid for expenses related to the sale, which include third party legal costs. In addition, $11,300 was applied to advances outstanding. The remaining proceeds from the sale of $113,700 will be returned to cash reserves held by Series 42. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $113,700 as of December 31, 2020. In September 2021, the investment partnership received additional proceeds equal to its share of the Operating Partnership’s cash in the amount of $94,182 which was returned to the cash reserves.

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

In January 2022, the investment general partner of Series 41 and Series 42 transferred their respective interest in Marwood Senior Associates, LLC, with cash proceeds to the investment partnership of $1,151,653 and $128,346, for Series 41 and Series 42, respectively. These proceeds of $1,151,653 and $128,346, for Series 41 and Series 42, respectively, were returned to cash reserves and recorded as a gain on transfer as of January 31, 2022.

In January 2022, the investment general partner sold its interest in New Chester Townhouses II, A Limited Partnership, with cash proceeds to the investment partnership of $25,350. These proceeds were returned to cash reserves held by Series 42 and recorded as a gain on sale as of January 31, 2022.

Series 43

The series did not have any properties as of December 31, 2021 and 2020.

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

Series 44

As of December 31, 2021 and 2020, the average Qualified Occupancy was 100%. The series had a total of 1 property at December 31, 2021, which was at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2021 and 2020, Series 44 reflects a net income from Operating Partnerships of $84,331 and $415,114, respectively, which includes depreciation and amortization of $165,704 and $509,427, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In March 2021, the investment general partner of Series 44 and BF Garden Tax Credit Fund V - Series 49 transferred their respective interest in Post Oak East Apartments, L.P., with cash proceeds to the investment partnership of $715,894 and $210,826, for Series 44 and Series 49, respectively. Of the total proceeds received by the investment partnership, $20,664 and $6,082, for Series 44 and Series 49, respectively, represent reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. The remaining proceeds of $695,230 and $204,744, for Series 44 and Series 49, respectively, were returned to cash reserves and recorded as a gain on sale as of March 31, 2021.

In September 2021, the investment general partner sold its interest in North Forty Aspen Plus, L.P., with cash proceeds to the investment partnership of $815,747. These proceeds were returned to cash reserves held by Series 44 and recorded as a gain on sale as of September 30, 2021.

Series 45

As of December 31, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at December 31, 2021, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2021 and 2020, Series 45 reflects a net loss from Operating Partnerships of $(132,609) and $(312,735), respectively, which includes depreciation and amortization of $286,050 and $670,899, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2021, the investment general partner transferred its interest in Halfmoon BDC, Limited Partnership, with no cash proceeds to the investment partnership for Series 41 and Series 45, respectively.

In December 2021, the investment general partner transferred its interest in Willow Oak and Oroville Apartments, with cash proceeds to the investment partnership of $239,636. These proceeds were returned to cash reserves held by Series 45 and recorded as a gain on transfer as of December 31, 2021.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Harbet Avenue Limited Partnership

Series 46

As of December 31, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at December 31, 2021, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2021 and 2020, Series 46 reflects a net income (loss) from Operating Partnerships of $87,036 and $(24,088), respectively, which includes depreciation and amortization of $584,493 and $722,272, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

(b)   Changes in Internal Controls

There were no changes in the Fund’s or any series’ internal controls over financial reporting that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series’ internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

None

Item 6.Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith
31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith
32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

101. The following materials from the BF Garden Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners’ Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund IV L.P.
	By:	BF Garden Associates IV L.P.,
its General Partner
		By:	Corporate Investment Holdings, Inc.,
its General Partner

Date: February 11, 2022			By:	/s/ Gregory Voyentzie

Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

February 11, 2022	/s/ Gregory Voyentzie	President (Principal Executive Officer),
	Gregory Voyentzie	Corporate Investment Holdings, Inc.

February 11, 2022	/s/ Marie Reynolds	Treasurer (Principal Accounting and Financial Officer),
	Marie Reynolds	Corporate Investment Holdings, Inc.