Form 10-Q
period 2022-06-30
BF Garden Tax Credit Fund IV L.P.
filed 2022-08-11
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

For the quarterly period ended June 30, 2022

or

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

BF GARDEN TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	1,209,541	2,370,898
Other assets	6,738	6,288
	$1,216,279	$2,377,186

LIABILITIES
Accounts payable and accrued expenses	$1	$—
Accounts payable affiliates (Note C)	7,334,705	8,781,884
Capital contributions payable	785	785
	7,335,491	8,782,669

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 82,874,653 outstanding as of June 30, 2022 and March 31, 2022.	(7,042,892)	(7,296,726)
General Partner	923,680	891,243
	(6,119,212)	(6,405,483)
	$1,216,279	$2,377,186

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,828,200 outstanding as of June 30, 2022 and March 31, 2022.	(754,767)	(754,767)
General Partner	754,767	754,767
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of June 30, 2022 and March 31, 2022.	(898,231)	(898,231)
General Partner	898,231	898,231
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
,Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,550,145 outstanding as of June 30, 2022 and March 31, 2022.	(2,448,362)	(2,448,362)
General Partner	2,448,362	2,448,362
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,303,327 outstanding as of June 30, 2022 and March 31, 2022.	(224,264)	(224,264)
General Partner	224,264	224,264
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,150,053 outstanding as of June 30, 2022 and March 31, 2022.	173,404	173,404
General Partner	(173,404)	(173,404)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of June 30, 2022 and March 31, 2022.	219,815	219,815
General Partner	(219,815)	(219,815)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,926,374 outstanding as of June 30, 2022 and March 31, 2022.	313,969	313,969
General Partner	(313,969)	(313,969)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,431,350 outstanding as of June 30, 2022 and March 31, 2022.	133,264	133,264
General Partner	(133,264)	(133,264)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,979,139 outstanding as of June 30, 2022 and March 31, 2022.	275,140	275,140
General Partner	(275,140)	(275,140)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	93,801	108,768
Other assets	2,556	2,500
	$96,357	$111,268

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	3,109,918	3,108,790
Capital contributions payable	785	785
	3,110,703	3,109,575

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,911,725 outstanding as of June 30, 2022 and March 31, 2022.	(2,645,556)	(2,629,677)
General Partner	(368,790)	(368,630)
	(3,014,346)	(2,998,307)
	$96,357	$111,268

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,621,200 outstanding as of June 30, 2022 and March 31, 2022.	(883,119)	(883,119)
General Partner	883,119	883,119
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,375,757 outstanding as of June 30, 2022 and March 31, 2022.	353,529	353,529
General Partner	(353,529)	(353,529)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,706,298 outstanding as of June 30, 2022 and March 31, 2022.	380,821	380,821
General Partner	(380,821)	(380,821)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,605,833 outstanding as of June 30, 2022 and March 31, 2022.	196,294	196,294
General Partner	(196,294)	(196,294)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	69,942	81,705
Other assets	56	—
	$69,998	$81,705

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	2,492,891	2,488,268
Capital contributions payable	—	—
	2,492,891	2,488,268

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,474,319 outstanding as of June 30, 2022 and March 31, 2022.	(2,098,275)	(2,082,108)
General Partner	(324,618)	(324,455)
	(2,422,893)	(2,406,563)
	$69,998	$81,705

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,277,913 outstanding as of June 30, 2022 and March 31, 2022.	223,088	223,088
General Partner	(223,088)	(223,088)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,083,704 outstanding as of June 30, 2022 and March 31, 2022.	148,221	148,221
General Partner	(148,221)	(148,221)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,489,100 outstanding as of June 30, 2022 and March 31, 2022.	205,359	205,359
General Partner	(205,359)	(205,359)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,536,200 outstanding as of June 30, 2022 and March 31, 2022.	188,889	188,889
General Partner	(188,889)	(188,889)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of June 30, 2022 and March 31, 2022.	196,043	196,043
General Partner	(196,043)	(196,043)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,611,356 outstanding as of June 30, 2022 and March 31, 2022.	216,900	216,900
General Partner	(216,900)	(216,900)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,865,176 outstanding as of June 30, 2022 and March 31, 2022.	(987,713)	(987,713)
General Partner	987,713	987,713
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,706,362 outstanding as of June 30, 2022 and March 31, 2022.	216,680	216,680
General Partner	(216,680)	(216,680)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,617,987 outstanding as of June 30, 2022 and March 31, 2022.	306,854	306,854
General Partner	(306,854)	(306,854)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	1,230,504
Other assets	—	—
	$—	$1,230,504

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	28,269
Capital contributions payable	—	—
	—	28,269

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,682,873 outstanding as of June 30, 2022 and March 31, 2022.	207,874	1,427,661
General Partner	(207,874)	(225,426)
	—	1,202,235
	$—	$1,230,504

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	604,292	287,530
Other assets	113	—
	$604,405	$287,530

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	4,434	1,138,508
Capital contributions payable	—	—
	4,434	1,138,508

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 3,989,967 outstanding as of June 30, 2022 and March 31, 2022.	947,634	(488,806)
General Partner	(347,663)	(362,172)
	599,971	(850,978)
	$604,405	$287,530

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	June 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	441,506	662,391
Other assets	4,013	3,788
	$445,519	$666,179

LIABILITIES
Accounts payable and accrued expenses	$1	$—
Accounts payable affiliates (Note C)	1,727,462	2,018,049
Capital contributions payable	—	—
	1,727,463	2,018,049

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,965,635 outstanding as of June 30, 2022 and March 31, 2022.	(1,006,383)	(1,075,610)
General Partner	(275,561)	(276,260)
	(1,281,944)	(1,351,870)
	$445,519	$666,179

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

	2022	2021

Income
Interest income	$729	$2,537
Other income	142,163	9,941
	142,892	12,478

Gain on disposition of Operating Partnerships	3,230,668	484,126

Expenses
Professional fees	1,492	16,136
Fund management fee, net (Note C)	5,751	113,792
General and administrative expenses	122,591	46,049
	129,834	175,977

NET INCOME (LOSS)	$3,243,726	$320,627

Net income (loss) allocated to assignees	$3,211,289	$317,421

Net income (loss) allocated to general partner	$32,437	$3,206

Net income (loss) per BAC	$.04	$.00

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 20

	2022	2021

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 21

	2022	2021

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 22

	2022	2021

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 23

	2022	2021

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 24

	2022	2021

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 25

	2022	2021

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 26

	2022	2021

Income
Interest income	$—	$130
Other income	—	—
	—	130

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	1,614
Fund management fee, net (Note C)	—	2,199
General and administrative expenses	—	4,750
	—	8,563

NET INCOME (LOSS)	$—	$(8,433)

Net income (loss) allocated to assignees	$—	$(8,349)

Net income (loss) allocated to general partner	$—	$(84)

Net income (loss) per BAC	$—	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 27

	2022	2021

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 28

	2022	2021

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 29

	2022	2021

Income
Interest income	$23	$38
Other income	—	—
	23	38

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	299	1,614
Fund management fee, net (Note C)	1,128	2,299
General and administrative expenses	14,635	4,737
	16,062	8,650

NET INCOME (LOSS)	$(16,039)	$(8,612)

Net income (loss) allocated to assignees	$(15,879)	$(8,526)

Net income (loss) allocated to general partner	$(160)	$(86)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 30

	2022	2021

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 31

	2022	2021

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 32

	2022	2021

Income
Interest income	$—	$659
Other income	—	—
	—	659

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	1,614
Fund management fee, net (Note C)	—	2,455
General and administrative expenses	—	4,781
	—	8,850

NET INCOME (LOSS)	$—	$(8,191)

Net income (loss) allocated to assignees	$—	$(8,109)

Net income (loss) allocated to general partner	$—	$(82)

Net income (loss) per BAC	$—	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 33

	2022	2021

Income
Interest income	$—	$760
Other income	—	—
	—	760

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	1,614
Fund management fee, net (Note C)	—	2,600
General and administrative expenses	—	2,800
	—	7,014

NET INCOME (LOSS)	$—	$(6,254)

Net income (loss) allocated to assignees	$—	$(6,191)

Net income (loss) allocated to general partner	$—	$(63)

Net income (loss) per BAC	$—	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 34

	2022	2021

Income
Interest income	$17	$30
Other income	—	—
	17	30

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	299	1,614
Fund management fee, net (Note C)	4,623	4,623
General and administrative expenses	11,425	3,582
	16,347	9,819

NET INCOME (LOSS)	$(16,330)	$(9,789)

Net income (loss) allocated to assignees	$(16,167)	$(9,691)

Net income (loss) allocated to general partner	$(163)	$(98)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 35

	2022	2021

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 36

	2022	2021

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 37

	2022	2021

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 38

	2022	2021

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 39

	2022	2021

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 40

	2022	2021

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 41

	2022	2021

Income
Interest income	$—	$93
Other income	—	—
	—	93

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	1,614
Fund management fee, net (Note C)	—	20,094
General and administrative expenses	—	3,404
	—	25,112

NET INCOME (LOSS)	$—	$(25,019)

Net income (loss) allocated to assignees	$—	$(24,769)

Net income (loss) allocated to general partner	$—	$(250)

Net income (loss) per BAC	$—	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 42

	2022	2021

Income
Interest income	$—	$534
Other income	—	868
	—	1,402

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	1,614
Fund management fee, net (Note C)	—	1,550
General and administrative expenses	—	2,897
	—	6,061

NET INCOME (LOSS)	$—	$(4,659)

Net income (loss) allocated to assignees	$—	$(4,612)

Net income (loss) allocated to general partner	$—	$(47)

Net income (loss) per BAC	$—	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 43

	2022	2021

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 44

	2022	2021

Income
Interest income	$437	$109
Other income	81,588	—
	82,025	109

Gain on disposition of Operating Partnerships	1,746,178	—

Expenses
Professional fees	298	1,613
Fund management fee, net (Note C)	—	12,399
General and administrative expenses	72,685	3,677
	72,983	17,689

NET INCOME (LOSS)	$1,755,220	$(17,580)

Net income (loss) allocated to assignees	$1,737,668	$(17,404)

Net income (loss) allocated to general partner	$17,552	$(176)

Net income (loss) per BAC	$.65	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 45

	2022	2021

Income
Interest income	$144	$72
Other income	58,183	490
	58,327	562

Gain on disposition of Operating Partnerships	1,405,869	211,140

Expenses
Professional fees	298	1,613
Fund management fee, net (Note C)	—	27,309
General and administrative expenses	12,949	11,030
	13,247	39,952

NET INCOME (LOSS)	$1,450,949	$171,750

Net income (loss) allocated to assignees	$1,436,440	$170,032

Net income (loss) allocated to general partner	$14,509	$1,718

Net income (loss) per BAC	$.36	$.04

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 46

	2022	2021

Income
Interest income	$108	$112
Other income	2,392	8,583
	2,500	8,695

Gain (Loss) on disposition of Operating Partnerships	78,621	272,986

Expenses
Professional fees	298	1,612
Fund management fee, net (Note C)	–	38,264
General and administrative expenses	10,897	4,391
	11,195	44,267

NET INCOME (LOSS)	$69,926	$237,414

Net income (loss) allocated to assignees	$69,227	$235,040

Net income (loss) allocated to general partner	$699	$2,374

Net income (loss) per BAC	$.02	$.08

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(7,296,726)	$891,243	$(6,405,483)

Distribution	(2,957,455)	—	(2,957,455)

Net income (loss)	3,211,289	32,437	3,243,726

Partners’ capital (deficit), June 30, 2022	$(7,042,892)	$923,680	$(6,119,212)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 20
Partners’ capital (deficit) April 1, 2022	$(754,767)	$754,767	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$(754,767)	$754,767	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 20
Partners’ capital (deficit) April 1, 2021	$(754,767)	$754,767	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$(754,767)	$754,767	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 21
Partners’ capital (deficit) April 1, 2022	$(898,231)	$898,231	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$(898,231)	$898,231	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 21
Partners’ capital (deficit) April 1, 2021	$(898,231)	$898,231	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$(898,231)	$898,231	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 22
Partners’ capital (deficit) April 1, 2022	$(2,448,362)	$2,448,362	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$(2,448,362)	$2,448,362	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 22
Partners’ capital (deficit) April 1, 2021	$(2,448,362)	$2,448,362	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$(2,448,362)	$2,448,362	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 23
Partners’ capital (deficit) April 1, 2022	$(224,264)	$224,264	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$(224,264)	$224,264	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 23
Partners’ capital (deficit) April 1, 2021	$(224,264)	$224,264	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$(224,264)	$224,264	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 24
Partners’ capital (deficit) April 1, 2022	$173,404	$(173,404)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$173,404	$(173,404)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 24
Partners’ capital (deficit) April 1, 2021	$173,404	$(173,404)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$173,404	$(173,404)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 25
Partners’ capital (deficit) April 1, 2022	$219,815	$(219,815)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$219,815	$(219,815)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 25
Partners’ capital (deficit) April 1, 2021	$219,815	$(219,815)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$219,815	$(219,815)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 26
Partners’ capital (deficit) April 1, 2022	$313,969	$(313,969)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$313,969	$(313,969)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 27
Partners’ capital (deficit) April 1, 2022	$133,264	$(133,264)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	133,264	(133,264)	—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 27
Partners’ capital (deficit) April 1, 2021	$133,264	$(133,264)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$133,264	$(133,264)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 28
Partners’ capital (deficit) April 1, 2022	$275,140	$(275,140)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$275,140	$(275,140)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 28
Partners’ capital (deficit) April 1, 2021	$275,140	$(275,140)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$275,140	$(275,140)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 29
Partners’ capital (deficit) April 1, 2022	$(2,629,677)	$(368,630)	$(2,998,307)

Distribution	—	—	—

Net income (loss)	(15,879)	(160)	(16,039)

Partners’ capital (deficit), June 30, 2022	$(2,645,556)	$(368,790)	$(3,014,346)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 30
Partners’ capital (deficit) April 1, 2022	$(883,119)	$883,119	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(883,119)	883,119	—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 30
Partners’ capital (deficit) April 1, 2021	$(883,119)	$883,119	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$(883,119)	$883,119	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 31
Partners’ capital (deficit) April 1, 2022	$353,529	$(353,529)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$353,529	$(353,529)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 31
Partners’ capital (deficit) April 1, 2021	$353,529	$(353,529)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$353,529	$(353,529)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 32
Partners’ capital (deficit) April 1, 2022	$380,821	$(380,821)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$380,821	$(380,821)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 33
Partners’ capital (deficit) April 1, 2022	$196,294	$(196,294)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$196,294	$(196,294)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 34
Partners’ capital (deficit) April 1, 2022	$(2,082,108)	$(324,455)	$(2,406,563)

Distribution	—	—	—

Net income (loss)	(16,167)	(163)	(16,330)

Partners’ capital (deficit), June 30, 2022	$(2,098,275)	$(324,618)	$(2,422,893)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 35
Partners’ capital (deficit) April 1, 2022	$223,088	$(223,088)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$223,088	$(223,088)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 35
Partners’ capital (deficit) April 1, 2021	$223,088	$(223,088)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$223,088	$(223,088)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 36
Partners’ capital (deficit) April 1, 2022	$148,221	$(148,221)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$148,221	$(148,221)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 36
Partners’ capital (deficit) April 1, 2021	$148,221	$(148,221)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$148,221	$(148,221)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 37
Partners’ capital (deficit) April 1, 2022	$205,359	$(205,359)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$205,359	$(205,359)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 37
Partners’ capital (deficit) April 1, 2021	$205,359	$(205,359)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$205,359	$(205,359)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 38
Partners’ capital (deficit) April 1, 2022	$188,889	$(188,889)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$188,889	$(188,889)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 38
Partners’ capital (deficit) April 1, 2021	$188,889	$(188,889)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$188,889	$(188,889)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 39
Partners’ capital (deficit) April 1, 2022	$196,043	$(196,043)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$196,043	$(196,043)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 39
Partners’ capital (deficit) April 1, 2021	$196,043	$(196,043)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$196,043	$(196,043)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 40
Partners’ capital (deficit) April 1, 2022	$216,900	$(216,900)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$216,900	$(216,900)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 40
Partners’ capital (deficit) April 1, 2021	$216,900	$(216,900)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$216,900	$(216,900)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 41
Partners’ capital (deficit) April 1, 2022	$(987,713)	$987,713	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$(987,713)	$987,713	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 42
Partners’ capital (deficit) April 1, 2022	$216,680	$(216,680)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$216,680	$(216,680)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 43
Partners’ capital (deficit) April 1, 2022	$306,854	$(306,854)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$306,854	$(306,854)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 43
Partners’ capital (deficit) April 1, 2021	$306,854	$(306,854)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	$306,854	$(306,854)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 44
Partners’ capital (deficit) April 1, 2022	$1,427,661	$(225,426)	$1,202,235

Distribution	(2,957,455)	—	(2,957,455)

Net income (loss)	1,737,668	17,552	1,755,220

Partners’ capital (deficit), June 30, 2022	$207,874	$(207,874)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 45
Partners’ capital (deficit) April 1, 2022	$(488,806)	$(362,172)	$(850,978)

Distribution	—	—	—

Net income (loss)	1,436,440	14,509	1,450,949

Partners’ capital (deficit), June 30, 2022	$947,634	$(347,663)	$599,971

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 46
Partners’ capital (deficit) April 1, 2022	$(1,075,610)	$(276,260)	$(1,351,870)

Distribution	—	—	—

Net income (loss)	69,227	699	69,926

Partners’ capital (deficit), June 30, 2022	$(1,006,383)	$(275,561)	$(1,281,944)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total
Series 46
Partners’ capital (deficit) April 1, 2021	$(1,448,620)	$(280,028)	$(1,728,648)

Net income (loss)	235,040	2,374	237,414

Partners’ capital (deficit), June 30, 2021	$(1,213,580)	$(277,654)	$(1,491,234)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

	2022	2021

Cash flows from operating activities:

Net income (loss)	$3,243,726	$320,627
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(3,230,668)	(484,126)
Changes in assets and liabilities
(Increase) Decrease in other assets	(450)	581
(Decrease) Increase in accounts payable and accrued expenses	1	(27)
(Decrease) Increase in accounts payable affiliates	(1,447,179)	(771,613)
Net cash (used in) provided by operating activities	(1,434,570)	(934,558)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	3,230,668	484,126
Net cash provided by investing activities	3,230,668	484,126
Cash flows from financing activities:
Distributions	(2,957,455)	—
Net cash used in financing activities	(2,957,455)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,161,357)	(450,432)
Cash and cash equivalents, beginning	2,370,898	10,819,585
Cash and cash equivalents, ending	$1,209,541	$10,369,153

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 20

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 21

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 22

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 23

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 24

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 31,

(Unaudited)

Series 25

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 26

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$(8,433)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	25
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	2,199
Net cash (used in) provided by operating activities	—	(6,209)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(6,209)
Cash and cash equivalents, beginning	—	531,027
Cash and cash equivalents, ending	$—	$524,818

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 27

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 28

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 29

	2022	2021

Cash flows from operating activities:

Net income (loss)	$(16,039)	$(8,612)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	(56)	49
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	1,128	3,618
Net cash (used in) provided by operating activities	(14,967)	(4,945)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,967)	(4,945)
Cash and cash equivalents, beginning	108,768	164,236
Cash and cash equivalents, ending	$93,801	$159,291

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 30

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 31

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 32

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$(8,191)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	25
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	2,455
Net cash (used in) provided by operating activities	—	(5,711)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(5,711)
Cash and cash equivalents, beginning	—	2,640,414
Cash and cash equivalents, ending	$—	$2,634,703

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 33

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$(6,254)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	25
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	2,600
Net cash (used in) provided by operating activities	—	(3,629)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(3,629)
Cash and cash equivalents, beginning	—	3,040,636
Cash and cash equivalents, ending	$—	$3,037,007

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 34

	2022	2021

Cash flows from operating activities:

Net income (loss)	$(16,330)	$(9,789)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	(56)	25
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	4,623	4,623
Net cash (used in) provided by operating activities	(11,763)	(5,141)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,763)	(5,141)
Cash and cash equivalents, beginning	81,705	129,067
Cash and cash equivalents, ending	$69,942	$123,926

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 35

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 36

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 37

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 38

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 39

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 40

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 41

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$(25,019)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	343
(Decrease) Increase in accounts payable and accrued expenses	—	(1)
(Decrease) Increase in accounts payable affiliates	—	(13,506)
Net cash (used in) provided by operating activities	—	(38,183)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(38,183)
Cash and cash equivalents, beginning	—	408,743
Cash and cash equivalents, ending	$—	$370,560

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 42

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$(4,659)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	(473)
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	4,050
Net cash (used in) provided by operating activities	—	(1,082)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(1,082)
Cash and cash equivalents, beginning	—	2,318,856
Cash and cash equivalents, ending	$—	$2,317,774

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 43

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 44

	2022	2021

Cash flows from operating activities:

Net income (loss)	$1,755,220	$(17,580)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(1,746,178)	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	106
(Decrease) Increase in accounts payable and accrued expenses	—	(26)
(Decrease) Increase in accounts payable affiliates	(28,269)	(387,090)
Net cash (used in) provided by operating activities	(19,227)	(404,590)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	1,746,178	—
Net cash provided by investing activities	1,746,178	—
Cash flows from financing activities:
Distributions	(2,957,455)	—
Net cash used in financing activities	(2,957,455)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,230,504)	(404,590)
Cash and cash equivalents, beginning	1,230,504	842,738
Cash and cash equivalents, ending	$—	$438,148

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 45

	2022	2021

Cash flows from operating activities:

Net income (loss)	$1,450,949	$171,750
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(1,405,869)	(211,140)
Changes in assets and liabilities
(Increase) Decrease in other assets	(113)	232
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	(1,134,074)	(162,252)
Net cash (used in) provided by operating activities	(1,089,107)	(201,410)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	1,405,869	211,140
Net cash provided by investing activities	1,405,869	211,140
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	316,762	9,730
Cash and cash equivalents, beginning	287,530	294,663
Cash and cash equivalents, ending	$604,292	$304,393

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 46

	2022	2021

Cash flows from operating activities:

Net income (loss)	$69,926	$237,414
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(78,621)	(272,986)
Changes in assets and liabilities
(Increase) Decrease in other assets	(225)	224
(Decrease) Increase in accounts payable and accrued expenses	1	—
(Decrease) Increase in accounts payable affiliates	(290,587)	(228,310)
Net cash (used in) provided by operating activities	(299,506)	(263,658)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	78,621	272,986
Net cash provided by investing activities	78,621	272,986
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(220,885)	9,328
Cash and cash equivalents, beginning	662,391	449,205
Cash and cash equivalents, ending	$441,506	$458,533

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

June 30, 2022

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2022 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund’s accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2022

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned to BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2022 and 2021, are as follows:

	2022	2021
Series 26	$—	$2,199
Series 29	1,128	3,618
Series 32	—	2,455
Series 33	—	2,600
Series 34	4,623	4,623
Series 41	—	20,094
Series 42	—	4,050
Series 44	2,645	12,399
Series 45	8,729	28,713
Series 46	26,108	44,676
	$43,233	$125,427

The fund management fees paid for the three months ended June 30, 2022 and 2021 are as follows:

	2022	2021
Series 41	$—	$33,600
Series 44	30,914	399,489
Series 45	1,142,803	190,965
Series 46	316,695	272,986
	$1,490,412	$897,040

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2022

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2022 and 2021, the Fund has limited partnership interests in 8 and 29 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2022 and 2021 are as follows:

	2022	2021
Series 20	—	—
Series 21	—	—
Series 22	—	—
Series 23	—	—
Series 24	—	—
Series 25	—	—
Series 26	—	1
Series 27	—	—
Series 28	—	—
Series 29	1	2
Series 30	—	—
Series 31	—	—
Series 32	—	1
Series 33	—	1
Series 34	1	1
Series 35	—	—
Series 36	—	—
Series 37	—	—
Series 38	—	—
Series 39	—	—
Series 40	—	—
Series 41	—	2
Series 42	—	2
Series 43	—	—
Series 44	—	2
Series 45	2	8
Series 46	4	9
	8	29

Under the terms of the Fund’s investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2022 and 2021, are as follows:

	2022	2021
Series 29	$785	$785

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the three months ended June 30, 2022 the Fund disposed of six Operating Partnerships. A summary of the dispositions by series for June 30, 2022 is as follows:

	Operating	Sale of
	Partnership	Underlying	Fund Proceeds
	Interest	Operating	from	Gain on
	Transferred	Partnership	Disposition	Disposition
Series 44	—	1	$1,746,178	$1,746,178
Series 45	—	2	1,405,869	1,405,869
Series 46	3	—	78,621	78,621
Total	3	3	$3,230,668	$3,230,668

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund’s fiscal year ends March 31st for each year, while all the Operating Partnerships’ fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership’s partnership agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership’s quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2022.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

	2022	2021
Revenues
Rental	$691,106	$3,418,577
Interest and other	20,331	67,262
	711,437	3,485,839

Expenses
Interest	102,253	635,919
Depreciation and amortization	198,607	691,976
Operating expenses	545,299	2,203,776
	846,159	3,531,671

NET INCOME (LOSS)	$(134,722)	$(45,832)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(133,375)	$(45,374)

Net income (loss) allocated to other Partners	$(1,347)	$(458)

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 20

	2022	2021
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 21

	2022	2021
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 22

	2022	2021
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 23

	2022	2021
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 24

	2022	2021
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 25

	2022	2021
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 26

	2022	2021
Revenues
Rental	$—	$44,297
Interest and other	—	215
	—	44,512

Expenses
Interest	—	12,798
Depreciation and amortization	—	10,901
Operating expenses	—	35,830
	—	59,529

NET INCOME (LOSS)	$—	$(15,017)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$(14,867)

Net income (loss) allocated to other Partners	$—	$(150)

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 27

	2022	2021
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 28

	2022	2021
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 29

	2022	2021
Revenues
Rental	$81,488	$136,253
Interest and other	—	592
	81,488	136,845

Expenses
Interest	6,115	21,193
Depreciation and amortization	13,577	21,958
Operating expenses	79,766	122,238
	99,458	165,389

NET INCOME (LOSS)	$(17,970)	$(28,544)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(17,790)	$(28,259)

Net income (loss) allocated to other Partners	$(180)	$(285)

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 30

	2022	2021
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 31

	2022	2021
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 32

	2022	2021
Revenues
Rental	$—	$43,182
Interest and other	—	893
	—	44,075

Expenses
Interest	—	11,759
Depreciation and amortization	—	12,916
Operating expenses	—	31,049
	—	55,724

NET INCOME (LOSS)	$—	$(11,649)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$(11,532)

Net income (loss) allocated to other Partners	$—	$(117)

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 33

	2022	2021
Revenues
Rental	$—	$57,341
Interest and other	—	3,137
	—	60,478

Expenses
Interest	—	13,233
Depreciation and amortization	—	11,767
Operating expenses	—	45,261
	—	70,261

NET INCOME (LOSS)	$—	$(9,783)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$(9,685)

Net income (loss) allocated to other Partners	$—	$(98)

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 34

	2022	2021
Revenues
Rental	$148,515	$142,910
Interest and other	8,977	5,560
	157,492	148,470

Expenses
Interest	21,476	21,676
Depreciation and amortization	21,644	21,319
Operating expenses	92,074	90,710
	135,194	133,705

NET INCOME (LOSS)	$22,298	$14,765

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$22,075	$14,617

Net income (loss) allocated to other Partners	$223	$148

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 35

	2022	2021
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 36

	2022	2021
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 37

	2022	2021
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 38

	2022	2021
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 39

	2022	2021
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 40

	2022	2021
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 41

	2022	2021
Revenues
Rental	$—	$611,601
Interest and other	—	10,421
	—	622,022

Expenses
Interest	—	111,343
Depreciation and amortization	—	95,199
Operating expenses	—	388,026
	—	594,568

NET INCOME (LOSS)	$—	$27,454

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$27,179

Net income (loss) allocated to other Partners	$—	$275

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 42

	2022	2021
Revenues
Rental	$—	$119,749
Interest and other	—	2,023
	—	121,772

Expenses
Interest	—	18,132
Depreciation and amortization	—	29,547
Operating expenses	—	77,360
	—	125,039

NET INCOME (LOSS)	$—	$(3,267)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$(3,234)

Net income (loss) allocated to other Partners	$—	$(33)

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 43

	2022	2021
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 44

	2022	2021
Revenues
Rental	$—	$379,351
Interest and other	—	4,604
	—	383,955

Expenses
Interest	—	81,617
Depreciation and amortization	—	78,103
Operating expenses	—	183,341
	—	343,061

NET INCOME (LOSS)	$—	$40,894

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$40,485

Net income (loss) allocated to other Partners	$—	$409

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 45

	2022	2021
Revenues
Rental	$87,460	$791,250
Interest and other	4,010	9,654
	91,470	800,904

Expenses
Interest	12,194	116,210
Depreciation and amortization	56,494	192,641
Operating expenses	96,431	568,111
	165,119	876,962

NET INCOME (LOSS)	$(73,649)	$(76,058)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(72,913)	$(75,297)

Net income (loss) allocated to other Partners	$(736)	$(761)

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 46

	2022	2021
Revenues
Rental	$373,643	$1,092,643
Interest and other	7,344	30,163
	380,987	1,122,806

Expenses
Interest	62,468	227,958
Depreciation and amortization	106,892	217,625
Operating expenses	277,028	661,850
	446,388	1,107,433

NET INCOME (LOSS)	$(65,401)	$15,373

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(64,747)	$15,219

Net income (loss) allocated to other Partners	$(654)	$154

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

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2018 remain open.

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2022

(Unaudited)

NOTE G – CONTINGENCY

The outbreak of a novel strain of coronavirus (COVID-19) beginning in the first quarter of 2020 has caused significant volatility and business disruption in the U.S. economy. There has been no economic impact to the Partnership to date. However, the future economic impact of the business disruption caused by COVID-19 remains uncertain. The extent of any effects these disruptions may have on the operations and financial performance of the Partnership will depend on future developments, including possible impacts on the operations of the underlying real estate of its investments, which cannot be determined.

NOTE H - SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes. Management evaluated the activity of the Fund through the date the financial statements were issued, and concluded that, no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2.Management’s Discussions and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

BF Garden Tax Credit Fund IV L.P., a Delaware limited partnership formerly known as Boston Capital Tax Credit Fund IV L.P. (the “Fund”), was organized as of October 5, 1993 to invest as a limited partner in operating partnerships (the “Operating Partnerships”), each of which owns or leases and operates an apartment complex exclusively or partially for low- and moderate-income tenants. Effective as of December 15, 2020, Corporate Investment Holdings, Inc., a Massachusetts corporation owned by BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”), replaced BCA Associates Limited Partnership as the general partner of the Fund’s general partner, BF Garden Associates IV L.P., a Delaware limited partnership formerly known as Boston Capital Associates IV L.P. Additionally, Companion replaced Capital Investment Holdings IV Limited Partnership as the sole limited partner of the Fund’s General Partner. Also, effective as of December 15, 2020, BFBC Holdings GP, LLC, a Delaware limited liability company and an affiliate of Boston Financial Investment Management, LP, a Delaware limited partnership (“BFIM”), replaced Boston Capital Partners II Corporation as the general partner of Companion; and BFIM replaced Boston Capital Companion Holdings Limited Partnership as the sole limited partner of Companion. The assignor limited partner of the Fund continues to be BCTC IV Assignor Corp., a Delaware corporation which is now wholly owned by Companion.

Liquidity

The Fund’s primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2022 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves. These sources of liquidity, along with the Fund’s working capital reserve, are available to meet the obligations of the Partnership. The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended June 30, 2022 were $43,233 and total fund management fees accrued as of June 30, 2022 were $7,334,705. During the three months ended June 30, 2022, $1,490,412 of the accrued fund management fees were paid. Pursuant to the Fund’s partnership agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered beneficial assignee certificates (“BACs”) in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of June 30, 2022.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in all 14 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in all 29 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in all 45 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30, 1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in all 26 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 21 of the Operating Partnerships and 1 remains.

During the quarter ended June 30, 2022, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 1 Operating Partnership in the amount of $785 as of June 30, 2022. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since sold its interest in all 20 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 30 had released all payments of its capital contributions to the Operating Partnerships.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since sold its interest in all 27 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 31 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2022, Series 32 had released all payments of its capital contributions to the Operating Partnerships.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 33 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2022, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in all 7 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 37 had released all payments of its capital contributions to the Operating Partnerships.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $18,612,287. Series 38 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 38 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492. Series 39 has since sold its interest in all 9 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 39 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772. Series 40 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 40 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. Series 41 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 41 had released all payments of its capital contributions to the Operating Partnerships.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 42 had released all payments of its capital contributions to the Operating Partnerships.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in September 30, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. Series 43 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 43 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BACs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $20,248,519. Series 44 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended June 30, 2022, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. Series 45 has since sold its interest in 29 of the Operating Partnerships and 2 remain.

Prior to the quarter ended June 30, 2022, Series 45 had released all payments of its capital contributions to the Operating Partnerships.

Series 46

The Fund commenced offering BACs in Series 46 on September 23, 2003. Offers and sales of BACs in Series 46 were completed on December 19, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $22,495,082. Series 46 has since sold its interest in 11 of the Operating Partnerships and 4 remain.

Prior to the quarter ended June 30, 2022, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of June 30, 2022 and 2021, the Fund held limited partnership interests in 8 and 29 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, formerly an affiliate of the Fund’s general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the Fund’s general partner, in an annual fund management fee of.5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2022 are as follows:

			3 Months
	3 Months	3 Months	Fund Management Fee Net
	Gross Fund	Asset Management and	of Asset Management and
	Management Fee	Reporting Fee	Reporting Fee
Series 29	$1,128	$—	$1,128
Series 34	4,623	—	4,623
Series 44	2,645	2,645	—
Series 45	8,729	8,729	—
Series 46	26,108	26,108	—
	$43,233	$37,482	$5,751

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

The series did not have any properties as of June 30, 2022 and 2021.

Series 21

The series did not have any properties as of June 30, 2022 and 2021.

Series 22

The series did not have any properties as of June 30, 2022 and 2021.

Series 23

The series did not have any properties as of June 30, 2022 and 2021.

Series 24

The series did not have any properties as of June 30, 2022 and 2021.

Series 25

The series did not have any properties as of June 30, 2022 and 2021.

Series 26

As of June 30, 2021, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2022.

For the three month periods ended June 30, 2022 and 2021, Series 26 reflects a net loss from Operating Partnerships of $(-) and $(15,017), respectively, which includes depreciation and amortization of $- and $10,901, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In August 2021, the investment general partner transferred its interest in Brookhaven Apartments Partnership, A Louisiana Partners, with cash proceeds to the investment partnership of $20,845. These proceeds were returned to cash reserves held by Series 26 and recorded as a gain on transfer as of September 30, 2021.

Series 27

The series did not have any properties as of June 30, 2022 and 2021.

Series 28

The series did not have any properties as of June 30, 2022 and 2021.

Series 29

As of June 30, 2022 and 2021, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at June 30, 2022, which was at 100% Qualified Occupancy.

For the three month periods ended June 30, 2022 and 2021, Series 29 reflects a net loss from Operating Partnerships of $(17,970) and $(28,544), respectively, which includes depreciation and amortization of $13,577 and $21,958, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In August 2021, the investment general partner transferred its interest in Palmetto Place Apartments Partnership, A LA Partnership, with cash proceeds to the investment partnership of $29,999. These proceeds were returned to cash reserves held by Series 29 and recorded as a gain on transfer as of September 30, 2021.

Series 30

The series did not have any properties as of June 30, 2022 and 2021.

Series 31

The series did not have any properties as of June 30, 2022 and 2021.

Series 32

As of June 30, 2021, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2022.

For the three month periods ended June 30, 2022 and 2021, Series 32 reflects a net loss from Operating Partnerships of $(-) and $(11,649), respectively, which includes depreciation and amortization of $- and $12,916, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In August 2021, the investment general partner transferred its interest in Pecan Manor Apartments Partnership, A Louisiana Partnership in Commendam, with cash proceeds to the investment partnership of $23,823. These proceeds were returned to cash reserves held by Series 32 and recorded as a gain on transfer as of September 30, 2021.

Series 33

As of June 30, 2021, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2022.

For the three month periods ended June 30, 2022 and 2021, Series 33 reflects a net loss from Operating Partnerships of $(-) and $(9,783), respectively, which includes depreciation and amortization of $- and $11,767, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In August 2021, the investment general partner transferred its interest in Forest Park Apartments Partnership, A Louisiana Partnership in Commendam, with cash proceeds to the investment partnership of $23,823. These proceeds were returned to cash reserves held by Series 33 and recorded as a gain on transfer as of September 30, 2021.

Series 34

As of June 30, 2022 and 2021, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at June 30, 2022, which was at 100% Qualified Occupancy.

For the three month periods ended June 30, 2022 and 2021, Series 34 reflects a net income from the Operating Partnerships of $22,298 and $14,765, respectively, which includes depreciation and amortization of $21,644 and $21,319, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 35

The series did not have any properties as of June 30, 2022 and 2021.

Series 36

The series did not have any properties as of June 30, 2022 and 2021.

Series 37

The series did not have any properties as of June 30, 2022 and 2021.

Series 38

The series did not have any properties as of June 30, 2022 and 2021.

Series 39

The series did not have any properties as of June 30, 2022 and 2021.

Series 40

The series did not have any properties as of June 30, 2022 and 2021.

Series 41

As of June 30, 2021, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2022.

For the three month periods ended June 30, 2022 and 2021, Series 41 reflects a net income from Operating Partnerships of $- and $27,454, respectively, which includes depreciation and amortization of $- and $95,199, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 42

As of June 30, 2021, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2022.

For the three month periods ended June 30, 2022 and 2021, Series 42 reflects a net loss from Operating Partnerships of $- and $(3,267), respectively, which includes depreciation and amortization of $- and $29,547, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 43

The series did not have any properties as of June 30, 2022 and 2021.

Series 44

As of June 30, 2021, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2022.

For the three month periods ended June 30, 2022 and 2021, Series 44 reflects a net income from Operating Partnerships of $- and $40,894, respectively, which includes depreciation and amortization of $- and $78,103, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In September 2021, the investment general partner sold its interest in North Forty Aspen Plus, L.P., with cash proceeds to the investment partnership of $815,747. These proceeds were returned to cash reserves held by Series 44 and recorded as a gain on sale as of September 30, 2021.

In April 2022, the investment general partner sold its interest in Aurora Village Associates, LLP, with cash proceeds to the investment partnership of $1,746,178. These proceeds were returned to cash reserves held by Series 44 and recorded as a gain on sale as of June 30, 2022.

Series 45

As of June 30, 2022 and 2021, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at June 30, 2022, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2022 and 2021, Series 45 reflects a net loss from Operating Partnerships of $(73,649) and $(76,058), respectively, which includes depreciation and amortization of $56,494 and $192,641, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In April 2022, the investment general partner sold its interest in Kings Point Investment Group, LLLP, with cash proceeds to the investment partnership of $1,153,431. These proceeds were returned to cash reserves held by Series 45 and recorded as a gain on sale as of June 30, 2022.

In April 2022, the investment general partner sold its interest in University Plaza Investment Group, LLLP, with cash proceeds to the investment partnership of $252,438. These proceeds were returned to cash reserves held by Series 45 and recorded as a gain on sale as of June 30, 2022.

In July 2022, the investment general partner transferred its interest in Farmington Associates I, L.P., with cash proceeds to the investment partnership of $4,999. These proceeds were returned to cash reserves held by Series 45 and recorded as a gain on transfer as of July 31, 2022.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Harbet Avenue Limited Partnership

Series 46

As of June 30, 2022 and 2021, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at June 30, 2022, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2022 and 2021, Series 46 reflects a net income (loss) from Operating Partnerships of $(65,401) and $15,373, respectively, which includes depreciation and amortization of $106,892 and $217,625, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In May 2022, the investment general partner transferred its interest in Jacksonville Square Housing, Ltd. with cash proceeds to the investment partnership of $32,998. These proceeds were returned to cash reserves held by Series 46 and recorded as a gain on transfer as of June 30, 2022.

In May 2022, the investment general partner transferred its interest in Panola Housing, Ltd. with cash proceeds to the investment partnership of $23,999. These proceeds were returned to cash reserves held by Series 46 and recorded as a gain on transfer as of June 30, 2022.

In June 2022, the investment general partner of Series 46 and BF Garden Tax Credit Fund V - Series 49 transferred their respective interest in Linden - Shawnee Partners, Limited Partnership, with cash proceeds to the investment partnership of $21,624 and $3,375, for Series 46 and Series 49, respectively. These proceeds of $21,624 and $3,375, for Series 46 and Series 49, respectively, were returned to cash reserves and recorded as a gain on transfer as of June 30, 2022.

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

(b)   Changes in Internal Controls

There were no changes in the Fund’s or any series’ internal control over financial reporting that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series’ internal control over financial reporting.

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

There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

None

Item 6.Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith
31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith
32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

101. The following materials from the BF Garden Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners’ Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund IV L.P.
	By:	BF Garden Associates IV L.P.,
its General Partner
		By:	Corporate Investment Holdings, Inc.,
its General Partner

Date: August 11, 2022			By:	/s/ Gregory Voyentzie

Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

August 11, 2022	/s/ Gregory Voyentzie	President (Principal Executive Officer),
	Gregory Voyentzie	Corporate Investment Holdings, Inc.

August 11, 2022	/s/ Marie Reynolds	Treasurer (Principal Accounting and Financial Officer),
	Marie Reynolds	Corporate Investment Holdings, Inc.