Form 10-Q
period 2022-09-30
BF Garden Tax Credit Fund IV L.P.
filed 2022-11-10
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

For the quarterly period ended September 30, 2022

or

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

BF GARDEN TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	1,113,915	2,370,898
Other assets	6,486	6,288
	$1,120,401	$2,377,186

LIABILITIES
Accounts payable and accrued expenses	$1	$—
Accounts payable affiliates (Note C)	7,363,161	8,781,884
Capital contributions payable	785	785
	7,363,947	8,782,669

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 82,874,653 outstanding as of September 30, 2022 and March 31, 2022.	(7,165,983)	(7,296,726)
General Partner	922,437	891,243
	(6,243,546)	(6,405,483)
	$1,120,401	$2,377,186

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,828,200 outstanding as of September 30, 2022 and March 31, 2022.	(754,767)	(754,767)
General Partner	754,767	754,767
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of September 30, 2022 and March 31, 2022.	(898,231)	(898,231)
General Partner	898,231	898,231
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,550,145 outstanding as of September 30, 2022 and March 31, 2022.	(2,448,362)	(2,448,362)
General Partner	2,448,362	2,448,362
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,303,327 outstanding as of September 30, 2022 and March 31, 2022.	(224,264)	(224,264)
General Partner	224,264	224,264
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,150,053 outstanding as of September 30, 2022 and March 31, 2022.	173,404	173,404
General Partner	(173,404)	(173,404)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of September 30, 2022 and March 31, 2022.	219,815	219,815
General Partner	(219,815)	(219,815)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,926,374 outstanding as of September 30, 2022 and March 31, 2022.	313,969	313,969
General Partner	(313,969)	(313,969)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,431,350 outstanding as of September 30, 2022 and March 31, 2022.	133,264	133,264
General Partner	(133,264)	(133,264)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,979,139 outstanding as of September 30, 2022 and March 31, 2022.	275,140	275,140
General Partner	(275,140)	(275,140)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	67,808	108,768
Other assets	2,528	2,500
	$70,336	$111,268

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	3,111,046	3,108,790
Capital contributions payable	785	785
	3,111,831	3,109,575

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,911,725 outstanding as of September 30, 2022 and March 31, 2022.	(2,672,433)	(2,629,677)
General Partner	(369,062)	(368,630)
	(3,041,495)	(2,998,307)
	$70,336	$111,268

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,621,200 outstanding as of September 30, 2022 and March 31, 2022.	(883,119)	(883,119)
General Partner	883,119	883,119
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,375,757 outstanding as of September 30, 2022 and March 31, 2022.	353,529	353,529
General Partner	(353,529)	(353,529)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,706,298 outstanding as of September 30, 2022 and March 31, 2022.	380,821	380,821
General Partner	(380,821)	(380,821)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,605,833 outstanding as of September 30, 2022 and March 31, 2022.	196,294	196,294
General Partner	(196,294)	(196,294)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	51,783	81,705
Other assets	28	—
	$51,811	$81,705

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	2,497,514	2,488,268
Capital contributions payable	—	—
	2,497,514	2,488,268

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,474,319 outstanding as of September 30, 2022 and March 31, 2022.	(2,120,857)	(2,082,108)
General Partner	(324,846)	(324,455)
	(2,445,703)	(2,406,563)
	$51,811	$81,705

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,277,913 outstanding as of September 30, 2022 and March 31, 2022.	223,088	223,088
General Partner	(223,088)	(223,088)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,083,704 outstanding as of September 30, 2022 and March 31, 2022.	148,221	148,221
General Partner	(148,221)	(148,221)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,489,100 outstanding as of September 30, 2022 and March 31, 2022.	205,359	205,359
General Partner	(205,359)	(205,359)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,536,200 outstanding as of September 30, 2022 and March 31, 2022.	188,889	188,889
General Partner	(188,889)	(188,889)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of September 30, 2022 and March 31, 2022.	196,043	196,043
General Partner	(196,043)	(196,043)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,611,356 outstanding as of September 30, 2022 and March 31, 2022.	216,900	216,900
General Partner	(216,900)	(216,900)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,865,176 outstanding as of September 30, 2022 and March 31, 2022.	(987,713)	(987,713)
General Partner	987,713	987,713
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,706,362 outstanding as of September 30, 2022 and March 31, 2022.	216,680	216,680
General Partner	(216,680)	(216,680)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,617,987 outstanding as of September 30, 2022 and March 31, 2022.	306,854	306,854
General Partner	(306,854)	(306,854)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	1,230,504
Other assets	—	—
	$—	$1,230,504

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	28,269
Capital contributions payable	—	—
	—	28,269

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,682,873 outstanding as of September 30, 2022 and March 31, 2022.	207,874	1,427,661
General Partner	(207,874)	(225,426)
	—	1,202,235
	$—	$1,230,504

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	577,726	287,530
Other assets	29	—
	$577,755	$287,530

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	8,404	1,138,508
Capital contributions payable	—	—
	8,404	1,138,508

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 3,989,967 outstanding as of September 30, 2022 and March 31, 2022.	917,320	(488,806)
General Partner	(347,969)	(362,172)
	569,351	(850,978)
	$577,755	$287,530

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	September 30,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	416,598	662,391
Other assets	3,901	3,788
	$420,499	$666,179

LIABILITIES
Accounts payable and accrued expenses	$1	$—
Accounts payable affiliates (Note C)	1,746,197	2,018,049
Capital contributions payable	—	—
	1,746,198	2,018,049

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,965,635 outstanding as of September 30, 2022 and March 31, 2022.	(1,049,701)	(1,075,610)
General Partner	(275,998)	(276,260)
	(1,325,699)	(1,351,870)
	$420,499	$666,179

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

	2022	2021

Income
Interest income	$1,719	$2,661
Other income	—	55,780
	1,719	58,441

Gain on disposition of Operating Partnerships	4,999	1,308,405

Expenses
Professional fees	43,711	117,767
Fund management fee, net (Note C)	24,656	72,633
General and administrative expenses	62,685	109,464
	131,052	299,864

NET INCOME (LOSS)	$(124,334)	$1,066,982

Net income (loss) allocated to assignees	$(123,091)	$1,056,312

Net income (loss) allocated to general partner	$(1,243)	$10,670

Net income (loss) per BAC	$(.00)	$.01

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 26

	2022	2021

Income
Interest income	$—	$131
Other income	—	—
	—	131

Gain on disposition of Operating Partnerships	—	20,845

Expenses
Professional fees	—	10,105
Fund management fee, net (Note C)	—	1,466
General and administrative expenses	—	17,574
	—	29,145

NET INCOME (LOSS)	$—	$(8,169)

Net income (loss) allocated to assignees	$—	$(8,087)

Net income (loss) allocated to general partner	$—	$(82)

Net income (loss) per BAC	$—	$(.00)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 29

	2022	2021

Income
Interest income	$109	$37
Other income	—	212
	109	249

Gain on disposition of Operating Partnerships	—	29,999

Expenses
Professional fees	7,737	11,780
Fund management fee, net (Note C)	1,128	—
General and administrative expenses	18,393	14,278
	27,258	26,058

NET INCOME (LOSS)	$(27,149)	$4,190

Net income (loss) allocated to assignees	$(26,877)	$4,148

Net income (loss) allocated to general partner	$(272)	$42

Net income (loss) per BAC	$(.01)	$.00

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 32

	2022	2021

Income
Interest income	$—	$662
Other income	—	—
	—	662

Gain on disposition of Operating Partnerships	—	23,823

Expenses
Professional fees	—	10,105
Fund management fee, net (Note C)	—	1,636
General and administrative expenses	—	12,396
	—	24,137

NET INCOME (LOSS)	$—	$348

Net income (loss) allocated to assignees	$—	$344

Net income (loss) allocated to general partner	$—	$4

Net income (loss) per BAC	$—	$.00

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 33

	2022	2021

Income
Interest income	$—	$764
Other income	—	—
	—	764

Gain on disposition of Operating Partnerships	—	23,823

Expenses
Professional fees	—	8,930
Fund management fee, net (Note C)	—	1,734
General and administrative expenses	—	7,230
	—	17,894

NET INCOME (LOSS)	$—	$6,693

Net income (loss) allocated to assignees	$—	$6,626

Net income (loss) allocated to general partner	$—	$67

Net income (loss) per BAC	$—	$.00

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 34

	2022	2021

Income
Interest income	$80	$28
Other income	—	—
	80	28

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	6,537	8,930
Fund management fee, net (Note C)	1,623	1,623
General and administrative expenses	14,730	9,089
	22,890	19,642

NET INCOME (LOSS)	$(22,810)	$(19,614)

Net income (loss) allocated to assignees	$(22,582)	$(19,418)

Net income (loss) allocated to general partner	$(228)	$(196)

Net income (loss) per BAC	$(.01)	$(.01)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 41

	2022	2021

Income
Interest income	$—	$90
Other income	—	—
	—	90

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	15,305
Fund management fee, net (Note C)	—	20,094
General and administrative expenses	—	7,642
	—	43,041

NET INCOME (LOSS)	$—	$(42,951)

Net income (loss) allocated to assignees	$—	$(42,521)

Net income (loss) allocated to general partner	$—	$(430)

Net income (loss) per BAC	$—	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 42

	2022	2021

Income
Interest income	$—	$587
Other income	—	—
	—	587

Gain on disposition of Operating Partnerships	—	94,182

Expenses
Professional fees	—	12,955
Fund management fee, net (Note C)	—	4,050
General and administrative expenses	—	6,726
	—	23,731

NET INCOME (LOSS)	$—	$71,038

Net income (loss) allocated to assignees	$—	$70,327

Net income (loss) allocated to general partner	$—	$711

Net income (loss) per BAC	$—	$.03

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 44

	2022	2021

Income
Interest income	$—	$175
Other income	—	25,468
	—	25,643

Gain on disposition of Operating Partnerships	—	815,747

Expenses
Professional fees	—	9,429
Fund management fee, net (Note C)	—	7,142
General and administrative expenses	—	9,757
	—	26,328

NET INCOME (LOSS)	$—	$815,062

Net income (loss) allocated to assignees	$—	$806,911

Net income (loss) allocated to general partner	$—	$8,151

Net income (loss) per BAC	$—	$.30

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 45

	2022	2021

Income
Interest income	$890	$73
Other income	—	28,990
	890	29,063

Gain on disposition of Operating Partnerships	4,999	240,605

Expenses
Professional fees	16,437	15,625
Fund management fee, net (Note C)	3,970	510
General and administrative expenses	16,102	12,772
	36,509	28,907

NET INCOME (LOSS)	$(30,620)	$240,761

Net income (loss) allocated to assignees	$(30,314)	$238,354

Net income (loss) allocated to general partner	$(306)	$2,407

Net income (loss) per BAC	$(.01)	$.06

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 46

	2022	2021

Income
Interest income	$640	$114
Other income	—	1,110
	640	1,224

Gain on disposition of Operating Partnerships	—	59,381

Expenses
Professional fees	13,000	14,603
Fund management fee, net (Note C)	17,935	34,378
General and administrative expenses	13,460	12,000
	44,395	60,981

NET INCOME (LOSS)	$(43,755)	$(376)

Net income (loss) allocated to assignees	$(43,318)	$(372)

Net income (loss) allocated to general partner	$(437)	$(4)

Net income (loss) per BAC	$(.01)	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

	2022	2021

Income
Interest income	$2,448	$5,198
Other income	142,163	65,721
	144,611	70,919

Gain on disposition of Operating Partnerships	3,235,667	1,792,531

Expenses
Professional fees	45,203	133,903
Fund management fee, net (Note C)	30,407	186,425
General and administrative expenses	185,276	155,513
	260,886	475,841

NET INCOME (LOSS)	$3,119,392	$1,387,609

Net income (loss) allocated to assignees	$3,088,198	$1,373,733

Net income (loss) allocated to general partner	$31,194	$13,876

Net income (loss) per BAC	$.04	$.02

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 26

	2022	2021
Income
Interest income	$—	$261
Other income	—	—
	—	261

Gain on disposition of Operating Partnerships	—	20,845

Expenses
Professional fees	—	11,719
Fund management fee, net (Note C)	—	3,665
General and administrative expenses	—	22,324
	—	37,708

NET INCOME (LOSS)	$—	$(16,602)

Net income (loss) allocated to assignees	$—	$(16,436)

Net income (loss) allocated to general partner	$—	$(166)

Net income (loss) per BAC	$—	$(.00)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 29

	2022	2021

Income
Interest income	$132	$75
Other income	—	212
	132	287

Gain on disposition of Operating Partnerships	—	29,999

Expenses
Professional fees	8,036	13,394
Fund management fee, net (Note C)	2,256	2,299
General and administrative expenses	33,028	19,015
	43,320	34,708

NET INCOME (LOSS)	$(43,188)	$(4,422)

Net income (loss) allocated to assignees	$(42,756)	$(4,378)

Net income (loss) allocated to general partner	$(432)	$(44)

Net income (loss) per BAC	$(.01)	$(.00)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 32

	2022	2021
Income
Interest income	$—	$1,321
Other income	—	—
	—	1,321

Gain on disposition of Operating Partnerships	—	23,823

Expenses
Professional fees	—	11,719
Fund management fee, net (Note C)	—	4,091
General and administrative expenses	—	17,177
	—	32,987

NET INCOME (LOSS)	$—	$(7,843)

Net income (loss) allocated to assignees	$—	$(7,765)

Net income (loss) allocated to general partner	$—	$(78)

Net income (loss) per BAC	$—	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 33

	2022	2021
Income
Interest income	$—	$1,524
Other income	—	—
	—	1,524

Gain on disposition of Operating Partnerships	—	23,823

Expenses
Professional fees	—	10,544
Fund management fee, net (Note C)	—	4,334
General and administrative expenses	—	10,030
	—	24,908

NET INCOME (LOSS)	$—	$439

Net income (loss) allocated to assignees	$—	$435

Net income (loss) allocated to general partner	$—	$4

Net income (loss) per BAC	$—	$.00

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 34

	2022	2021
Income
Interest income	$97	$58
Other income	—	—
	97	58

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	6,836	10,544
Fund management fee, net (Note C)	6,246	6,246
General and administrative expenses	26,155	12,671
	39,237	29,461

NET INCOME (LOSS)	$(39,140)	$(29,403)

Net income (loss) allocated to assignees	$(38,749)	$(29,109)

Net income (loss) allocated to general partner	$(391)	$(294)

Net income (loss) per BAC	$(.01)	$(.01)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 41

	2022	2021
Income
Interest income	$—	$183
Other income	—	–
	—	183

Gain on disposition of Operating Partnerships	—	–

Expenses
Professional fees	—	16,919
Fund management fee, net (Note C)	—	40,188
General and administrative expenses	—	11,046
	—	68,153

NET INCOME (LOSS)	$—	$(67,970)

Net income (loss) allocated to assignees	$—	$(67,290)

Net income (loss) allocated to general partner	$—	$(680)

Net income (loss) per BAC	$—	$(.02)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 42

	2022	2021
Income
Interest income	$—	$1,121
Other income	—	868
	—	1,989

Gain on disposition of Operating Partnerships	—	94,182

Expenses
Professional fees	—	14,569
Fund management fee, net (Note C)	—	5,600
General and administrative expenses	—	9,623
	—	29,792

NET INCOME (LOSS)	$—	$66,379

Net income (loss) allocated to assignees	$—	$65,715

Net income (loss) allocated to general partner	$—	$664

Net income (loss) per BAC	$—	$.02

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 44

	2022	2021
Income
Interest income	$437	$284
Other income	81,588	25,468
	82,025	25,752

Gain on disposition of Operating Partnerships	1,746,178	815,747

Expenses
Professional fees	298	11,042
Fund management fee, net (Note C)	—	19,541
General and administrative expenses	72,685	13,434
	72,983	44,017

NET INCOME (LOSS)	$1,755,220	$797,482

Net income (loss) allocated to assignees	$1,737,668	$789,507

Net income (loss) allocated to general partner	$17,552	$7,975

Net income (loss) per BAC	$.65	$.29

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 45

	2022	2021
Income
Interest income	$1,034	$145
Other income	58,183	29,480
	59,217	29,625

Gain on disposition of Operating Partnerships	1,410,868	451,745

Expenses
Professional fees	16,735	17,238
Fund management fee, net (Note C)	3,970	27,819
General and administrative expenses	29,051	23,802
	49,756	68,859

NET INCOME (LOSS)	$1,420,329	$412,511

Net income (loss) allocated to assignees	$1,406,126	$408,386

Net income (loss) allocated to general partner	$14,203	$4,125

Net income (loss) per BAC	$.35	$.10

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 46

	2022	2021
Income
Interest income	$748	$226
Other income	2,392	9,693
	3,140	9,919

Gain on disposition of Operating Partnerships	78,621	332,367

Expenses
Professional fees	13,298	16,215
Fund management fee, net (Note C)	17,935	72,642
General and administrative expenses	24,357	16,391
	55,590	105,248

NET INCOME (LOSS)	$26,171	$237,038

Net income (loss) allocated to assignees	$25,909	$234,668

Net income (loss) allocated to general partner	$262	$2,370

Net income (loss) per BAC	$.01	$.08

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(7,296,726)	$891,243	$(6,405,483)

Distribution	(2,957,455)	—	(2,957,455)

Net income (loss)	3,211,289	32,437	3,243,726

Partners’ capital (deficit), June 30, 2022	(7,042,892)	923,680	(6,119,212)

Net income (loss)	(123,091)	(1,243)	(124,334)

Partners’ capital (deficit), September 30, 2022	$(7,165,983)	$922,437	$(6,243,546)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(1,450,880)	$(383,588)	$(1,834,468)

Net income (loss)	317,421	3,206	320,627

Partners’ capital (deficit), June 30, 2021	(1,133,459)	(380,382)	(1,513,841)

Net income (loss)	1,056,312	10,670	1,066,982

Partners’ capital (deficit), September 30, 2021	$(77,147)	$(369,712)	$(446,859)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 20

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(754,767)	$754,767	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(754,767)	754,767	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(754,767)	$754,767	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(754,767)	$754,767	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	(754,767)	754,767	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$(754,767)	$754,767	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 21

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(898,231)	$898,231	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(898,231)	898,231	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(898,231)	$898,231	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(898,231)	$898,231	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	(898,231)	898,231	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$(898,231)	$898,231	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 22

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(2,448,362)	$2,448,362	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(2,448,362)	2,448,362	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(2,448,362)	$2,448,362	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(2,448,362)	$2,448,362	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	(2,448,362)	2,448,362	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$(2,448,362)	$2,448,362	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 23

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(224,264)	$224,264	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(224,264)	224,264	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(224,264)	$224,264	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(224,264)	$224,264	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	(224,264)	224,264	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$(224,264)	$224,264	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 24

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$173,404	$(173,404)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	173,404	(173,404)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$173,404	$(173,404)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$173,404	$(173,404)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	173,404	(173,404)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$173,404	$(173,404)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 25

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$219,815	$(219,815)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	219,815	(219,815)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$219,815	$(219,815)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$219,815	$(219,815)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	219,815	(219,815)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$219,815	$(219,815)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 26

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$313,969	$(313,969)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	313,969	(313,969)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$313,969	$(313,969)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$841,956	$(313,053)	$528,903

Net income (loss)	(8,349)	(84)	(8,433)

Partners’ capital (deficit), June 30, 2021	833,607	(313,137)	520,470

Net income (loss)	(8,087)	(82)	(8,169)

Partners’ capital (deficit), September 30, 2021	$825,520	$(313,219)	$512,301

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 27

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$133,264	$(133,264)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	133,264	(133,264)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$133,264	$(133,264)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$133,264	$(133,264)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	133,264	(133,264)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$133,264	$(133,264)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 28

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$275,140	$(275,140)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	275,140	(275,140)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$275,140	$(275,140)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$275,140	$(275,140)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	275,140	(275,140)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$275,140	$(275,140)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 29

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(2,629,677)	$(368,630)	$(2,998,307)

Distribution	—	—	—

Net income (loss)	(15,879)	(160)	(16,039)

Partners’ capital (deficit), June 30, 2022	(2,645,556)	(368,790)	(3,014,346)

Net income (loss)	(26,877)	(272)	(27,149)

Partners’ capital (deficit), September 30, 2022	$(2,672,433)	$(369,062)	$(3,041,495)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(2,593,761)	$(368,267)	$(2,962,028)

Net income (loss)	(8,526)	(86)	(8,612)

Partners’ capital (deficit), June 30, 2021	(2,602,287)	(368,353)	(2,970,640)

Net income (loss)	4,148	42	4,190

Partners’ capital (deficit), September 30, 2021	$(2,598,139)	$(368,311)	$(2,966,450)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 30

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(883,119)	$883,119	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(883,119)	883,119	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(883,119)	$883,119	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(883,119)	$883,119	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	(883,119)	883,119	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$(883,119)	$883,119	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 31

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$353,529	$(353,529)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	353,529	(353,529)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$353,529	$(353,529)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$353,529	$(353,529)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	353,529	(353,529)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$353,529	$(353,529)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 32

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$380,821	$(380,821)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	380,821	(380,821)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$380,821	$(380,821)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$3,015,649	$(380,008)	$2,635,641

Net income (loss)	(8,109)	(82)	(8,191)

Partners’ capital (deficit), June 30, 2021	3,007,540	(380,090)	2,627,450

Net income (loss)	344	4	348

Partners’ capital (deficit), September 30, 2021	$3,007,884	$(380,086)	$2,627,798

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 33

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$196,294	$(196,294)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	196,294	(196,294)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$196,294	$(196,294)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$3,231,141	$(195,423)	$3,035,718

Net income (loss)	(6,191)	(63)	(6,254)

Partners’ capital (deficit), June 30, 2021	3,224,950	(195,486)	3,029,464

Net income (loss)	6,626	67	6,693

Partners’ capital (deficit), September 30, 2021	$3,231,576	$(195,419)	$3,036,157

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 34

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(2,082,108)	$(324,455)	$(2,406,563)

Distribution	—	—	—

Net income (loss)	(16,167)	(163)	(16,330)

Partners’ capital (deficit), June 30, 2022	(2,098,275)	(324,618)	(2,422,893)

Net income (loss)	(22,582)	(228)	(22,810)

Partners’ capital (deficit), September 30, 2022	$(2,120,857)	$(324,846)	$(2,445,703)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(2,016,839)	$(323,796)	$(2,340,635)

Net income (loss)	(9,691)	(98)	(9,789)

Partners’ capital (deficit), June 30, 2021	(2,026,530)	(323,894)	(2,350,424)

Net income (loss)	(19,418)	(196)	(19,614)

Partners’ capital (deficit), September 30, 2021	$(2,045,948)	$(324,090)	$(2,370,038)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 35

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$223,088	$(223,088)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	223,088	(223,088)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$223,088	$(223,088)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$223,088	$(223,088)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	223,088	(223,088)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$223,088	$(223,088)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 36

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$148,221	$(148,221)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	148,221	(148,221)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$148,221	$(148,221)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$148,221	$(148,221)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	148,221	(148,221)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$148,221	$(148,221)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 37

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$205,359	$(205,359)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	205,359	(205,359)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$205,359	$(205,359)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$205,359	$(205,359)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	205,359	(205,359)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$205,359	$(205,359)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 38

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$188,889	$(188,889)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	188,889	(188,889)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$188,889	$(188,889)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$188,889	$(188,889)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	188,889	(188,889)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$188,889	$(188,889)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 39

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$196,043	$(196,043)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	196,043	(196,043)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$196,043	$(196,043)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$196,043	$(196,043)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	196,043	(196,043)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$196,043	$(196,043)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 40

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$216,900	$(216,900)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	216,900	(216,900)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$216,900	$(216,900)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$216,900	$(216,900)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	216,900	(216,900)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$216,900	$(216,900)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 41

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(987,713)	$987,713	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(987,713)	987,713	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(987,713)	$987,713	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(2,009,681)	$(271,985)	$(2,281,666)

Net income (loss)	(24,769)	(250)	(25,019)

Partners’ capital (deficit), June 30, 2021	(2,034,450)	(272,235)	(2,306,685)

Net income (loss)	(42,521)	(430)	(42,951)

Partners’ capital (deficit), September 30, 2021	$(2,076,971)	$(272,665)	$(2,349,636)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 42

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$216,680	$(216,680)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	216,680	(216,680)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$216,680	$(216,680)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$2,500,317	$(218,115)	$2,282,202

Net income (loss)	(4,612)	(47)	(4,659)

Partners’ capital (deficit), June 30, 2021	2,495,705	(218,162)	2,277,543

Net income (loss)	70,327	711	71,038

Partners’ capital (deficit), September 30, 2021	$2,566,032	$(217,451)	$2,348,581

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 43

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$306,854	$(306,854)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	306,854	(306,854)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$306,854	$(306,854)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$306,854	$(306,854)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	306,854	(306,854)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$306,854	$(306,854)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 44

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$1,427,661	$(225,426)	$1,202,235

Distribution	(2,957,455)	—	(2,957,455)

Net income (loss)	1,737,668	17,552	1,755,220

Partners’ capital (deficit), June 30, 2022	207,874	(207,874)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$207,874	$(207,874)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$676,442	$(233,014)	$443,428

Net income (loss)	(17,404)	(176)	(17,580)

Partners’ capital (deficit), June 30, 2021	659,038	(233,190)	425,848

Net income (loss)	806,911	8,151	815,062

Partners’ capital (deficit), September 30, 2021	$1,465,949	$(225,039)	$1,240,910

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 45

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(488,806)	$(362,172)	$(850,978)

Distribution	—	—	—

Net income (loss)	1,436,440	14,509	1,450,949

Partners’ capital (deficit), June 30, 2022	947,634	(347,663)	599,971

Net income (loss)	(30,314)	(306)	(30,620)

Partners’ capital (deficit), September 30, 2022	$917,320	$(347,969)	$569,351

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(1,079,247)	$(368,136)	$(1,447,383)

Net income (loss)	170,032	1,718	171,750

Partners’ capital (deficit), June 30, 2021	(909,215)	(366,418)	(1,275,633)

Net income (loss)	238,354	2,407	240,761

Partners’ capital (deficit), September 30, 2021	$(670,861)	$(364,011)	$(1,034,872)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 46

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(1,075,610)	$(276,260)	$(1,351,870)

Distribution	—	—	—

Net income (loss)	69,227	699	69,926

Partners’ capital (deficit), June 30, 2022	(1,006,383)	(275,561)	(1,281,944)

Net income (loss)	(43,318)	(437)	(43,755)

Partners’ capital (deficit), September 30, 2022	$(1,049,701)	$(275,998)	$(1,325,699)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(1,448,620)	$(280,028)	$(1,728,648)

Net income (loss)	235,040	2,374	237,414

Partners’ capital (deficit), June 30, 2021	(1,213,580)	(277,654)	(1,491,234)

Net income (loss)	(372)	(4)	(376)

Partners’ capital (deficit), September 30, 2021	$(1,213,952)	$(277,658)	$(1,491,610)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

	2022	2021

Cash flows from operating activities:

Net income (loss)	$3,119,392	$1,387,609
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(3,235,667)	(1,792,531)
Changes in assets and liabilities
(Increase) Decrease in other assets	(198)	3,491
(Decrease) Increase in accounts payable and accrued expenses	1	(27)
(Decrease) Increase in accounts payable affiliates	(1,418,723)	(1,035,954)
Net cash used in operating activities	(1,535,195)	(1,437,412)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	3,235,667	1,792,531
Net cash provided by investing activities	3,235,667	1,792,531
Cash flows from financing activities:
Distributions	(2,957,455)	—
Net cash used in financing activities	(2,957,455)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,256,983)	355,119
Cash and cash equivalents, beginning	2,370,898	10,819,585
Cash and cash equivalents, ending	$1,113,915	$11,174,704

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended September 30,

(Unaudited)

Series 20

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash used in operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 21

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash used in operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 22

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash used in operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 23

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash used in operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 24

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash used in operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 31,

(Unaudited)

Series 25

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash used in operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$(16,602)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	(20,845)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	75
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	(2,199)
Net cash used in operating activities	—	(39,571)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	20,845
Net cash provided by investing activities	—	20,845
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(18,726)
Cash and cash equivalents, beginning	—	531,027
Cash and cash equivalents, ending	$—	$512,301

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 27

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash used in operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 28

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash used in operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2022	2021

Cash flows from operating activities:

Net income (loss)	$(43,188)	$(4,422)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	(29,999)
Changes in assets and liabilities
(Increase) Decrease in other assets	(28)	(377)
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	2,256	(21,093)
Net cash used in operating activities	(40,960)	(55,891)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	29,999
Net cash provided by investing activities	—	29,999
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,960)	(25,892)
Cash and cash equivalents, beginning	108,768	164,236
Cash and cash equivalents, ending	$67,808	$138,344

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 30

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash used in operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 31

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash used in operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 32

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$(7,843)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	(23,823)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	74
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	(4,847)
Net cash used in operating activities	—	(36,439)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	23,823
Net cash provided by investing activities	—	23,823
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(12,616)
Cash and cash equivalents, beginning	—	2,640,414
Cash and cash equivalents, ending	$—	$2,627,798

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 33

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$439
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	(23,823)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	74
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	(4,992)
Net cash used in operating activities	—	(28,302)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	23,823
Net cash provided by investing activities	—	23,823
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(4,479)
Cash and cash equivalents, beginning	—	3,040,636
Cash and cash equivalents, ending	$—	$3,036,157

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 34

	2022	2021

Cash flows from operating activities:

Net income (loss)	$(39,140)	$(29,403)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	(28)	49
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	9,246	9,246
Net cash used in operating activities	(29,922)	(20,108)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,922)	(20,108)
Cash and cash equivalents, beginning	81,705	129,067
Cash and cash equivalents, ending	$51,783	$108,959

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 35

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash used in operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 36

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash used in operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 37

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash used in operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 38

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash used in operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 39

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash used in operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 40

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash used in operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 41

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$(67,970)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	389
(Decrease) Increase in accounts payable and accrued expenses	—	(1)
(Decrease) Increase in accounts payable affiliates	—	6,588
Net cash used in operating activities	—	(60,994)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(60,994)
Cash and cash equivalents, beginning	—	408,743
Cash and cash equivalents, ending	$—	$347,749

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 42

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$66,379
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	(94,182)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	(446)
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	8,100
Net cash used in operating activities	—	(20,149)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	94,182
Net cash provided by investing activities	—	94,182
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	74,033
Cash and cash equivalents, beginning	—	2,318,856
Cash and cash equivalents, ending	$—	$2,392,889

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 43

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash used in operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 44

	2022	2021

Cash flows from operating activities:

Net income (loss)	$1,755,220	$797,482
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(1,746,178)	(815,747)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	155
(Decrease) Increase in accounts payable and accrued expenses	—	(26)
(Decrease) Increase in accounts payable affiliates	(28,269)	(387,090)
Net cash used in operating activities	(19,227)	(405,226)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	1,746,178	815,747
Net cash provided by investing activities	1,746,178	815,747
Cash flows from financing activities:
Distributions	(2,957,455)	—
Net cash used in financing activities	(2,957,455)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,230,504)	410,521
Cash and cash equivalents, beginning	1,230,504	842,738
Cash and cash equivalents, ending	$—	$1,253,259

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 45

	2022	2021

Cash flows from operating activities:

Net income (loss)	$1,420,329	$412,511
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(1,410,868)	(451,745)
Changes in assets and liabilities
(Increase) Decrease in other assets	(29)	2,457
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	(1,130,104)	(393,725)
Net cash used in operating activities	(1,120,672)	(430,502)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	1,410,868	451,745
Net cash provided by investing activities	1,410,868	451,745
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	290,196	21,243
Cash and cash equivalents, beginning	287,530	294,663
Cash and cash equivalents, ending	$577,726	$315,906

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 46

	2022	2021

Cash flows from operating activities:

Net income (loss)	$26,171	$237,038
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(78,621)	(332,367)
Changes in assets and liabilities
(Increase) Decrease in other assets	(113)	1,041
(Decrease) Increase in accounts payable and accrued expenses	1	—
(Decrease) Increase in accounts payable affiliates	(271,852)	(245,942)
Net cash used in operating activities	(324,414)	(340,230)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	78,621	332,367
Net cash provided by investing activities	78,621	332,367
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(245,793)	(7,863)
Cash and cash equivalents, beginning	662,391	449,205
Cash and cash equivalents, ending	$416,598	$441,342

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

September 30, 2022

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2022 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2022

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned to BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2022 and 2021, are as follows:

	2022	2021
Series 26	$—	$1,466
Series 29	1,128	2,788
Series 32	—	1,636
Series 33	—	1,734
Series 34	4,623	4,623
Series 41	—	20,094
Series 42	—	4,050
Series 44	—	12,399
Series 45	3,970	21,603
Series 46	18,735	41,178
	$28,456	$111,571

The fund management fees paid for the six months ended September 30, 2022 and 2021 are as follows:

	2022	2021
Series 26	$—	$5,864
Series 29	—	27,499
Series 32	—	8,938
Series 33	—	9,326
Series 41	—	33,600
Series 44	30,914	411,888
Series 45	1,142,803	444,041
Series 46	316,695	331,796
	$1,490,412	$1,272,952

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2022

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2022 and 2021, the Fund has limited partnership interests in 7 and 21 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2022 and 2021 are as follows:

	2022	2021
Series 20	—	—
Series 21	—	—
Series 22	—	—
Series 23	—	—
Series 24	—	—
Series 25	—	—
Series 26	—	—
Series 27	—	—
Series 28	—	—
Series 29	1	1
Series 30	—	—
Series 31	—	—
Series 32	—	—
Series 33	—	—
Series 34	1	1
Series 35	—	—
Series 36	—	—
Series 37	—	—
Series 38	—	—
Series 39	—	—
Series 40	—	—
Series 41	—	2
Series 42	—	2
Series 43	—	—
Series 44	—	1
Series 45	1	6
Series 46	4	8
	7	21

Under the terms of the Fund’s investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2022 and 2021, are as follows:

	2022	2021
Series 29	$785	$785

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the six months ended September 30, 2022 the Fund disposed of seven Operating Partnerships. A summary of the dispositions by series for September 30, 2022 is as follows:

	Operating	Sale of
	Partnership	Underlying	Fund Proceeds
	Interest	Operating	from	Gain on
	Transferred	Partnership	Disposition	Disposition
Series 44	—	1	$1,746,178	$1,746,178
Series 45	1	2	1,410,868	1,410,868
Series 46	3	—	78,621	78,621
Total	4	3	$3,235,667	$3,235,667

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

September 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund’s fiscal year ends March 31st for each year, while all the Operating Partnerships’ fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership’s partnership agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership’s quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2022.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

	2022	2021
Revenues
Rental	$1,273,851	$5,723,174
Interest and other	33,464	109,126
	1,307,315	5,832,300

Expenses
Interest	202,002	1,059,698
Depreciation and amortization	311,636	1,110,830
Operating expenses	995,009	3,621,179
	1,508,647	5,791,707

NET INCOME (LOSS)	$(201,332)	$40,593

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(199,319)	$40,188

Net income (loss) allocated to other Partners	$(2,013)	$405

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 29

	2022	2021
Revenues
Rental	$162,975	$155,232
Interest and other	—	—
	162,975	155,232

Expenses
Interest	12,230	13,356
Depreciation and amortization	27,154	20,468
Operating expenses	159,531	157,903
	198,915	191,727

NET INCOME (LOSS)	$(35,940)	$(36,495)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(35,581)	$(36,130)

Net income (loss) allocated to other Partners	$(359)	$(365)

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 34

	2022	2021
Revenues
Rental	$297,031	$285,820
Interest and other	17,954	11,120
	314,985	296,940

Expenses
Interest	42,952	43,352
Depreciation and amortization	43,289	42,639
Operating expenses	184,147	181,419
	270,388	267,410

NET INCOME (LOSS)	$44,597	$29,530

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$44,151	$29,235

Net income (loss) allocated to other Partners	$446	$295

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 41

	2022	2021
Revenues
Rental	$—	$1,223,203
Interest and other	—	20,842
	—	1,244,045

Expenses
Interest	—	222,686
Depreciation and amortization	—	190,398
Operating expenses	—	776,052
	—	1,189,136

NET INCOME (LOSS)	$—	$54,909

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$54,360

Net income (loss) allocated to other Partners	$—	$549

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

September 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 42

	2022	2021
Revenues
Rental	$—	$239,498
Interest and other	—	4,046
	—	243,544

Expenses
Interest	—	36,265
Depreciation and amortization	—	59,093
Operating expenses	—	154,721
	—	250,079

NET INCOME (LOSS)	$—	$(6,535)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$(6,470)

Net income (loss) allocated to other Partners	$—	$(65)

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

September 30, 2022

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

September 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 44

	2022	2021
Revenues
Rental	$—	$524,132
Interest and other	—	2,860
	—	526,992

Expenses
Interest	—	106,491
Depreciation and amortization	—	110,470
Operating expenses	—	253,811
	—	470,772

NET INCOME (LOSS)	$—	$56,220

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$55,658

Net income (loss) allocated to other Partners	$—	$562

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

September 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 45

	2022	2021
Revenues
Rental	$66,559	$1,245,563
Interest and other	823	12,857
	67,382	1,258,420

Expenses
Interest	21,885	202,722
Depreciation and amortization	27,408	298,100
Operating expenses	97,274	872,657
	146,567	1,373,479

NET INCOME (LOSS)	$(79,185)	$(115,059)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(78,393)	$(113,908)

Net income (loss) allocated to other Partners	$(792)	$(1,151)

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

September 30, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 46

	2022	2021
Revenues
Rental	$747,286	$2,049,726
Interest and other	14,687	57,401
	761,973	2,107,127

Expenses
Interest	124,935	434,826
Depreciation and amortization	213,785	389,662
Operating expenses	554,057	1,224,616
	892,777	2,049,104

NET INCOME (LOSS)	$(130,804)	$58,023

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(129,496)	$57,443

Net income (loss) allocated to other Partners	$(1,308)	$580

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

September 30, 2022

(Unaudited)

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

Liquidity

The Fund’s primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2022 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves. These sources of liquidity, along with the Fund’s working capital reserve, are available to meet the obligations of the Partnership. The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended September 30, 2022 were $28,456 and total fund management fees accrued as of September 30, 2022 were $7,363,161. During the six months ended September 30, 2022, $1,490,412 of the accrued fund management fees were paid. Pursuant to the Fund’s partnership agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered beneficial assignee certificates (“BACs”) in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2022.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in all 14 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in all 29 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in all 45 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30, 1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in all 26 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 21 of the Operating Partnerships and 1 remains.

During the quarter ended September 30, 2022, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 1 Operating Partnership in the amount of $785 as of September 30, 2022. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since sold its interest in all 20 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 30 had released all payments of its capital contributions to the Operating Partnerships.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since sold its interest in all 27 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 31 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2022, Series 32 had released all payments of its capital contributions to the Operating Partnerships.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 33 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2022, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in all 7 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 37 had released all payments of its capital contributions to the Operating Partnerships.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $18,612,287. Series 38 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 38 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492. Series 39 has since sold its interest in all 9 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 39 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772. Series 40 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 40 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. Series 41 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 41 had released all payments of its capital contributions to the Operating Partnerships.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 42 had released all payments of its capital contributions to the Operating Partnerships.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in September 30, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. Series 43 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 43 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BACs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $20,248,519. Series 44 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended September 30, 2022, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. Series 45 has since sold its interest in 30 of the Operating Partnerships and 1 remains.

Prior to the quarter ended September 30, 2022, Series 45 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2022, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of September 30, 2022 and 2021, the Fund held limited partnership interests in 7 and 21 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, formerly an affiliate of the Fund’s general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the Fund’s general partner, in an annual fund management fee of.5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2022 are as follows:

			3 Months
	3 Months	3 Months	Fund Management Fee Net
	Gross Fund	Asset Management and	of Asset Management and
	Management Fee	Reporting Fee	Reporting Fee
Series 29	$1,128	$—	$1,128
Series 34	4,623	3,000	1,623
Series 44	—	—	—
Series 45	3,970	—	3,970
Series 46	18,735	800	17,935
	$28,456	$3,800	$24,656

			6 Months
	6 Months	6 Months	Fund Management Fee Net
	Gross Fund	Asset Management and	of Asset Management and
	Management Fee	Reporting Fee	Reporting Fee
Series 29	$2,256	$—	$2,256
Series 34	9,246	3,000	6,246
Series 44	2,645	2,645	—
Series 45	12,699	8,729	3,970
Series 46	44,843	26,908	17,935
	$71,689	$41,282	$30,407

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

The series did not have any properties as of September 30, 2022 and 2021.

Series 21

The series did not have any properties as of September 30, 2022 and 2021.

Series 22

The series did not have any properties as of September 30, 2022 and 2021.

Series 23

The series did not have any properties as of September 30, 2022 and 2021.

Series 24

The series did not have any properties as of September 30, 2022 and 2021.

Series 25

The series did not have any properties as of September 30, 2022 and 2021.

Series 26

The series did not have any properties as of September 30, 2022 and 2021.

In August 2021, the investment general partner transferred its interest in Brookhaven Apartments Partnership, A Louisiana Partners, with cash proceeds to the investment partnership of $20,845. These proceeds were returned to cash reserves held by Series 26 and recorded as a gain on transfer as of September 30, 2021.

Series 27

The series did not have any properties as of September 30, 2022 and 2021.

Series 28

The series did not have any properties as of September 30, 2022 and 2021.

Series 29

The series had 1 property at September 30, 2022.

For the six month periods ended September 30, 2022 and 2021, Series 29 reflects a net loss from Operating Partnerships of $(35,940) and $(36,495), respectively, which includes depreciation and amortization of $27,154 and $20,468, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In August 2021, the investment general partner transferred its interest in Palmetto Place Apartments Partnership, A LA Partnership, with cash proceeds to the investment partnership of $29,999. These proceeds were returned to cash reserves held by Series 29 and recorded as a gain on transfer as of September 30, 2021.

Series 30

The series did not have any properties as of September 30, 2022 and 2021.

Series 31

The series did not have any properties as of September 30, 2022 and 2021.

Series 32

The series did not have any properties as of September 30, 2022 and 2021.

In August 2021, the investment general partner transferred its interest in Pecan Manor Apartments Partnership, A Louisiana Partnership in Commendam, with cash proceeds to the investment partnership of $23,823. These proceeds were returned to cash reserves held by Series 32 and recorded as a gain on transfer as of September 30, 2021.

Series 33

The series did not have any properties as of September 30, 2022 and 2021.

In August 2021, the investment general partner transferred its interest in Forest Park Apartments Partnership, A Louisiana Partnership in Commendam, with cash proceeds to the investment partnership of $23,823. These proceeds were returned to cash reserves held by Series 33 and recorded as a gain on transfer as of September 30, 2021.

Series 34

The series had 1 property at September 30, 2022.

For the six month periods ended September 30, 2022 and 2021, Series 34 reflects a net income from the Operating Partnerships of $44,597 and $29,530, respectively, which includes depreciation and amortization of $43,289 and $42,639, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 35

The series did not have any properties as of September 30, 2022 and 2021.

Series 36

The series did not have any properties as of September 30, 2022 and 2021.

Series 37

The series did not have any properties as of September 30, 2022 and 2021.

Series 38

The series did not have any properties as of September 30, 2022 and 2021.

Series 39

The series did not have any properties as of September 30, 2022 and 2021.

Series 40

The series did not have any properties as of September 30, 2022 and 2021.

Series 41

The series did not have any properties as of September 30, 2022.

For the six month periods ended September 30, 2022 and 2021, Series 41 reflects a net income from Operating Partnerships of $- and $54,909, respectively, which includes depreciation and amortization of $- and $190,398, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 42

The series did not have any properties as of September 30, 2022.

For the six month periods ended September 30, 2022 and 2021, Series 42 reflects a net loss from Operating Partnerships of $- and $(6,535), respectively, which includes depreciation and amortization of $- and $59,093, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 43

The series did not have any properties as of September 30, 2022 and 2021.

Series 44

The series did not have any properties as of September 30, 2022.

For the six month periods ended September 30, 2022 and 2021, Series 44 reflects a net income from Operating Partnerships of $- and $56,220, respectively, which includes depreciation and amortization of $- and $110,470, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 45

The series had 1 property at September 30, 2022.

For the six month periods ended September 30, 2022 and 2021, Series 45 reflects a net loss from Operating Partnerships of $(79,185) and $(115,059), respectively, which includes depreciation and amortization of $27,408 and $298,100, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In July 2022, the investment general partner transferred its interest in Farmington Associates I, L.P., with cash proceeds to the investment partnership of $4,999. These proceeds were returned to cash reserves held by Series 45 and recorded as a gain on transfer as of September 30, 2022.

In October 2022, the investment general partner transferred its interest in Harbet Avenue Limited Partnership, with cash proceeds to the investment partnership of $990. These proceeds were returned to cash reserves held by Series 45 and recorded as a gain on transfer as of October 31, 2022.

Series 46

The series had a total of 4 properties at September 30, 2022.

For the six month periods ended September 30, 2022 and 2021, Series 46 reflects a net income (loss) from Operating Partnerships of $(130,804) and $58,023, respectively, which includes depreciation and amortization of $213,785 and $389,662, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Saint Martin Apartments

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

Based on this guidance, management has determined that while the Operating Partnerships in which the Fund invests meet the definition of a VIE, the Operating Partnerships should not be consolidated with the Fund because the Fund does not have the power to direct the activities of the Operating Partnerships which are significant to their performance and is therefore not a primary beneficiary of the Operating Partnerships. The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Fund’s balance in investment in Operating Partnerships, advances made to Operating Partnerships, plus the risk of recapture of tax credits previously recognized on the investments, represents its maximum exposure to loss. The Fund’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying housing complexes as well as the strength of the general partners and their guarantee against credit recapture to the investors of the Fund.

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

(b)   Changes in Internal Controls

There were no changes in the Fund’s or any series’ internal control over financial reporting that occurred during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series’ internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

None

Item 6.Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith
31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith
32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

101. The following materials from the BF Garden Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners’ Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund IV L.P.
	By:	BF Garden Associates IV L.P.,
its General Partner
		By:	Corporate Investment Holdings, Inc.,
its General Partner

Date: November 10, 2022			By:	/s/ Gregory Voyentzie

Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

November 10, 2022	/s/ Gregory Voyentzie	President (Principal Executive Officer),
	Gregory Voyentzie	Corporate Investment Holdings, Inc.

November 10, 2022	/s/ Marie Reynolds	Treasurer (Principal Accounting and Financial Officer),
	Marie Reynolds	Corporate Investment Holdings, Inc.