Form 10-Q
period 2022-12-31
BF Garden Tax Credit Fund IV L.P.
filed 2023-02-13
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

For the quarterly period ended December 31, 2022

or

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

BF GARDEN TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2022

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	892,099	2,370,898
Other assets	2,500	6,288
	$894,599	$2,377,186

LIABILITIES
Accounts payable and accrued expenses	$359,621	$—
Accounts payable affiliates (Note C)	7,017,470	8,781,884
Capital contributions payable	785	785
	7,377,876	8,782,669

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 82,874,653 outstanding as of December 31, 2022 and March 31, 2022.	(7,408,457)	(7,296,726)
General Partner	925,180	891,243
	(6,483,277)	(6,405,483)
	$894,599	$2,377,186

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,828,200 outstanding as of December 31, 2022 and March 31, 2022.	(754,767)	(754,767)
General Partner	754,767	754,767
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of December 31, 2022 and March 31, 2022.	(898,231)	(898,231)
General Partner	898,231	898,231
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,550,145 outstanding as of December 31, 2022 and March 31, 2022.	(2,448,362)	(2,448,362)
General Partner	2,448,362	2,448,362
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,303,327 outstanding as of December 31, 2022 and March 31, 2022.	(224,264)	(224,264)
General Partner	224,264	224,264
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,150,053 outstanding as of December 31, 2022 and March 31, 2022.	173,404	173,404
General Partner	(173,404)	(173,404)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of December 31, 2022 and March 31, 2022.	219,815	219,815
General Partner	(219,815)	(219,815)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,926,374 outstanding as of December 31, 2022 and March 31, 2022.	313,969	313,969
General Partner	(313,969)	(313,969)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,431,350 outstanding as of December 31, 2022 and March 31, 2022.	133,264	133,264
General Partner	(133,264)	(133,264)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,979,139 outstanding as of December 31, 2022 and March 31, 2022.	275,140	275,140
General Partner	(275,140)	(275,140)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	55,425	108,768
Other assets	2,500	2,500
	$57,925	$111,268

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	3,112,174	3,108,790
Capital contributions payable	785	785
	3,112,959	3,109,575

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,911,725 outstanding as of December 31, 2022 and March 31, 2022.	(2,685,837)	(2,629,677)
General Partner	(369,197)	(368,630)
	(3,055,034)	(2,998,307)
	$57,925	$111,268

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,621,200 outstanding as of December 31, 2022 and March 31, 2022.	(883,119)	(883,119)
General Partner	883,119	883,119
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,375,757 outstanding as of December 31, 2022 and March 31, 2022.	353,529	353,529
General Partner	(353,529)	(353,529)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,706,298 outstanding as of December 31, 2022 and March 31, 2022.	380,821	380,821
General Partner	(380,821)	(380,821)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,605,833 outstanding as of December 31, 2022 and March 31, 2022.	196,294	196,294
General Partner	(196,294)	(196,294)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	40,995	81,705
Other assets	—	—
	$40,995	$81,705

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	2,502,137	2,488,268
Capital contributions payable	—	—
	2,502,137	2,488,268

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,474,319 outstanding as of December 31, 2022 and March 31, 2022.	(2,136,141)	(2,082,108)
General Partner	(325,001)	(324,455)
	(2,461,142)	(2,406,563)
	$40,995	$81,705

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,277,913 outstanding as of December 31, 2022 and March 31, 2022.	223,088	223,088
General Partner	(223,088)	(223,088)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,083,704 outstanding as of December 31, 2022 and March 31, 2022.	148,221	148,221
General Partner	(148,221)	(148,221)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,489,100 outstanding as of December 31, 2022 and March 31, 2022.	205,359	205,359
General Partner	(205,359)	(205,359)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,536,200 outstanding as of December 31, 2022 and March 31, 2022.	188,889	188,889
General Partner	(188,889)	(188,889)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of December 31, 2022 and March 31, 2022.	196,043	196,043
General Partner	(196,043)	(196,043)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,611,356 outstanding as of December 31, 2022 and March 31, 2022.	216,900	216,900
General Partner	(216,900)	(216,900)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,865,176 outstanding as of December 31, 2022 and March 31, 2022.	(987,713)	(987,713)
General Partner	987,713	987,713
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,706,362 outstanding as of December 31, 2022 and March 31, 2022.	216,680	216,680
General Partner	(216,680)	(216,680)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,617,987 outstanding as of December 31, 2022 and March 31, 2022.	306,854	306,854
General Partner	(306,854)	(306,854)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	1,230,504
Other assets	—	—
	$—	$1,230,504

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	28,269
Capital contributions payable	—	—
	—	28,269

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,682,873 outstanding as of December 31, 2022 and March 31, 2022.	207,874	1,427,661
General Partner	(207,874)	(225,426)
	—	1,202,235
	$—	$1,230,504

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	287,530
Other assets	—	—
	$—	$287,530

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	1,138,508
Capital contributions payable	—	—
	—	1,138,508

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 3,989,967 outstanding as of December 31, 2022 and March 31, 2022.	348,522	(488,806)
General Partner	(348,522)	(362,172)
	—	(850,978)
	$—	$287,530

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	December 31,	March 31,
	2022	2022

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	795,679	662,391
Other assets	—	3,788
	$795,679	$666,179

LIABILITIES
Accounts payable and accrued expenses	$359,621	$—
Accounts payable affiliates (Note C)	1,403,159	2,018,049
Capital contributions payable	—	—
	1,762,780	2,018,049

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,965,635 outstanding as of December 31, 2022 and March 31, 2022.	(694,689)	(1,075,610)
General Partner	(272,412)	(276,260)
	(967,101)	(1,351,870)
	$795,679	$666,179

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

	2022	2021

Income
Interest income	$3,579	$1,488
Other income	20,412	29,678
	23,991	31,166

Gain on disposition of Operating Partnerships	360,610	239,636

Expenses
Professional fees	16,538	32,435
Fund management fee, net (Note C)	13,018	87,006
General and administrative expenses	80,784	324,959
	110,340	444,400

NET INCOME (LOSS)	$274,261	$(173,598)

Net income (loss) allocated to assignees	$271,518	$(171,862)

Net income (loss) allocated to general partner	$2,743	$(1,736)

Net income (loss) per BAC	$.00	$(.00)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 26

	2022	2021

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	74,978
	—	74,978

NET INCOME (LOSS)	$—	$(74,978)

Net income (loss) allocated to assignees	$—	$(74,228)

Net income (loss) allocated to general partner	$—	$(750)

Net income (loss) per BAC	$—	$(.02)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 29

	2022	2021

Income
Interest income	$256	$36
Other income	—	—
	256	36

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	4,134	4,635
Fund management fee, net (Note C)	1,128	1,128
General and administrative expenses	8,533	15,791
	13,795	21,554

NET INCOME (LOSS)	$(13,539)	$(21,518)

Net income (loss) allocated to assignees	$(13,404)	$(21,303)

Net income (loss) allocated to general partner	$(135)	$(215)

Net income (loss) per BAC	$(.00)	$(.01)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 32

	2022	2021

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	73,421
	—	73,421

NET INCOME (LOSS)	$—	$(73,421)

Net income (loss) allocated to assignees	$—	$(72,686)

Net income (loss) allocated to general partner	$—	$(735)

Net income (loss) per BAC	$—	$(.02)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 33

	2022	2021

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	87,548
	—	87,548

NET INCOME (LOSS)	$—	$(87,548)

Net income (loss) allocated to assignees	$—	$(86,673)

Net income (loss) allocated to general partner	$—	$(875)

Net income (loss) per BAC	$—	$(.03)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 34

	2022	2021

Income
Interest income	$187	$28
Other income	—	—
	187	28

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	4,134	4,635
Fund management fee, net (Note C)	4,623	4,623
General and administrative expenses	6,869	12,716
	15,626	21,974

NET INCOME (LOSS)	$(15,439)	$(21,946)

Net income (loss) allocated to assignees	$(15,284)	$(21,727)

Net income (loss) allocated to general partner	$(155)	$(219)

Net income (loss) per BAC	$(.00)	$(.01)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 41

	2022	2021

Income
Interest income	$—	$100
Other income	—	—
	—	100

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	4,633
Fund management fee, net (Note C)	—	18,179
General and administrative expenses	—	11,016
	—	33,828

NET INCOME (LOSS)	$—	$(33,728)

Net income (loss) allocated to assignees	$—	$(33,391)

Net income (loss) allocated to general partner	$—	$(337)

Net income (loss) per BAC	$—	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 42

	2022	2021

Income
Interest income	$—	$718
Other income	—	—
	—	718

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	4,633
Fund management fee, net (Note C)	—	4,050
General and administrative expenses	—	11,885
	—	20,568

NET INCOME (LOSS)	$—	$(19,850)

Net income (loss) allocated to assignees	$—	$(19,651)

Net income (loss) allocated to general partner	$—	$(199)

Net income (loss) per BAC	$—	$(.01)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 44

	2022	2021

Income
Interest income	$—	$374
Other income	—	—
	—	374

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	4,634
Fund management fee, net (Note C)	—	7,935
General and administrative expenses	—	10,371
	—	22,940

NET INCOME (LOSS)	$—	$(22,566)

Net income (loss) allocated to assignees	$—	$(22,340)

Net income (loss) allocated to general partner	$—	$(226)

Net income (loss) per BAC	$—	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 45

	2022	2021

Income
Interest income	$663	$101
Other income	—	—
	663	101

Gain on disposition of Operating Partnerships	990	239,636

Expenses
Professional fees	4,135	4,632
Fund management fee, net (Note C)	876	15,016
General and administrative expenses	52,001	14,519
	57,012	34,167

NET INCOME (LOSS)	$(55,359)	$205,570

Net income (loss) allocated to assignees	$(54,806)	$203,514

Net income (loss) allocated to general partner	$(553)	$2,056

Net income (loss) per BAC	$(.01)	$.05

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 46

	2022	2021

Income
Interest income	$2,473	$131
Other income	20,412	29,678
	22,885	29,809

Gain on disposition of Operating Partnerships	359,620	—

Expenses
Professional fees	4,135	4,633
Fund management fee, net (Note C)	6,391	36,075
General and administrative expenses	13,381	12,714
	23,907	53,422

NET INCOME (LOSS)	$358,598	$(23,613)

Net income (loss) allocated to assignees	$355,012	$(23,377)

Net income (loss) allocated to general partner	$3,586	$(236)

Net income (loss) per BAC	$.12	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

	2022	2021

Income
Interest income	$6,027	$6,686
Other income	162,575	95,187
	168,602	101,873

Gain on disposition of Operating Partnerships	3,596,277	2,032,167

Expenses
Professional fees	61,741	166,338
Fund management fee, net (Note C)	43,425	273,219
General and administrative expenses	266,060	480,472
	371,226	920,029

NET INCOME (LOSS)	$3,393,653	$1,214,011

Net income (loss) allocated to assignees	$3,359,716	$1,201,871

Net income (loss) allocated to general partner	$33,937	$12,140

Net income (loss) per BAC	$.04	$.01

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2022	2021
Income
Interest income	$—	$261
Other income	—	—
	—	261

Gain on disposition of Operating Partnerships	—	20,845

Expenses
Professional fees	—	11,719
Fund management fee, net (Note C)	—	3,665
General and administrative expenses	—	97,302
	—	112,686

NET INCOME (LOSS)	$—	$(91,580)

Net income (loss) allocated to assignees	$—	$(90,664)

Net income (loss) allocated to general partner	$—	$(916)

Net income (loss) per BAC	$—	$(.02)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2022	2021

Income
Interest income	$388	$111
Other income	—	—
	388	111

Gain on disposition of Operating Partnerships	—	29,999

Expenses
Professional fees	12,170	18,029
Fund management fee, net (Note C)	3,384	3,215
General and administrative expenses	41,561	34,806
	57,115	56,050

NET INCOME (LOSS)	$(56,727)	$(25,940)

Net income (loss) allocated to assignees	$(56,160)	$(25,681)

Net income (loss) allocated to general partner	$(567)	$(259)

Net income (loss) per BAC	$(.01)	$(.01)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 32

	2022	2021
Income
Interest income	$—	$1,321
Other income	—	—
	—	1,321

Gain on disposition of Operating Partnerships	—	23,823

Expenses
Professional fees	—	11,719
Fund management fee, net (Note C)	—	4,091
General and administrative expenses	—	90,598
	—	106,408

NET INCOME (LOSS)	$—	$(81,264)

Net income (loss) allocated to assignees	$—	$(80,451)

Net income (loss) allocated to general partner	$—	$(813)

Net income (loss) per BAC	$—	$(.02)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 33

	2022	2021
Income
Interest income	$—	$1,524
Other income	—	—
	—	1,524

Gain on disposition of Operating Partnerships	—	23,823

Expenses
Professional fees	—	10,544
Fund management fee, net (Note C)	—	4,334
General and administrative expenses	—	97,578
	—	112,456

NET INCOME (LOSS)	$—	$(87,109)

Net income (loss) allocated to assignees	$—	$(86,238)

Net income (loss) allocated to general partner	$—	$(871)

Net income (loss) per BAC	$—	$(.03)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 34

	2022	2021
Income
Interest income	$284	$86
Other income	—	—
	284	86

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	10,970	15,179
Fund management fee, net (Note C)	10,869	10,869
General and administrative expenses	33,024	25,387
	54,863	51,435

NET INCOME (LOSS)	$(54,579)	$(51,349)

Net income (loss) allocated to assignees	$(54,033)	$(50,836)

Net income (loss) allocated to general partner	$(546)	$(513)

Net income (loss) per BAC	$(.02)	$(.01)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 41

	2022	2021
Income
Interest income	$—	$283
Other income	—	–
	—	283

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	21,552
Fund management fee, net (Note C)	—	58,367
General and administrative expenses	—	22,062
	—	101,981

NET INCOME (LOSS)	$—	$(101,698)

Net income (loss) allocated to assignees	$—	$(100,681)

Net income (loss) allocated to general partner	$—	$(1,017)

Net income (loss) per BAC	$—	$(.04)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 42

	2022	2021
Income
Interest income	$—	$1,839
Other income	—	868
	—	2,707

Gain on disposition of Operating Partnerships	—	94,182

Expenses
Professional fees	—	19,202
Fund management fee, net (Note C)	—	9,650
General and administrative expenses	—	21,508
	—	50,360

NET INCOME (LOSS)	$—	$46,529

Net income (loss) allocated to assignees	$—	$46,064

Net income (loss) allocated to general partner	$—	$465

Net income (loss) per BAC	$—	$.02

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 44

	2022	2021
Income
Interest income	$437	$658
Other income	81,588	25,468
	82,025	26,126

Gain on disposition of Operating Partnerships	1,746,178	815,747

Expenses
Professional fees	298	15,676
Fund management fee, net (Note C)	—	27,476
General and administrative expenses	72,685	23,805
	72,983	66,957

NET INCOME (LOSS)	$1,755,220	$774,916

Net income (loss) allocated to assignees	$1,737,668	$767,167

Net income (loss) allocated to general partner	$17,552	$7,749

Net income (loss) per BAC	$.65	$.29

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 45

	2022	2021
Income
Interest income	$1,697	$246
Other income	58,183	29,480
	59,880	29,726

Gain on disposition of Operating Partnerships	1,411,858	691,381

Expenses
Professional fees	20,870	21,870
Fund management fee, net (Note C)	4,846	42,835
General and administrative expenses	81,052	38,321
	106,768	103,026

NET INCOME (LOSS)	$1,364,970	$618,081

Net income (loss) allocated to assignees	$1,351,320	$611,900

Net income (loss) allocated to general partner	$13,650	$6,181

Net income (loss) per BAC	$.34	$.15

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 46

	2022	2021
Income
Interest income	$3,221	$357
Other income	22,804	39,371
	26,025	39,728

Gain on disposition of Operating Partnerships	438,241	332,367

Expenses
Professional fees	17,433	20,848
Fund management fee, net (Note C)	24,326	108,717
General and administrative expenses	37,738	29,105
	79,497	158,670

NET INCOME (LOSS)	$384,769	$213,425

Net income (loss) allocated to assignees	$380,921	$211,291

Net income (loss) allocated to general partner	$3,848	$2,134

Net income (loss) per BAC	$.13	$.07

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(7,296,726)	$891,243	$(6,405,483)

Distribution	(2,957,455)	—	(2,957,455)

Net income (loss)	3,211,289	32,437	3,243,726

Partners’ capital (deficit), June 30, 2022	(7,042,892)	923,680	(6,119,212)

Net income (loss)	(123,091)	(1,243)	(124,334)

Partners’ capital (deficit), September 30, 2022	$(7,165,983)	$922,437	$(6,243,546)

Distribution	(513,992)	—	(513,992)

Net income (loss)	271,518	2,743	274,261

Partners’ capital (deficit), December 31, 2022	$(7,408,457)	$925,180	$(6,483,277)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(1,450,880)	$(383,588)	$(1,834,468)

Net income (loss)	317,421	3,206	320,627

Partners’ capital (deficit), June 30, 2021	(1,133,459)	(380,382)	(1,513,841)

Net income (loss)	1,056,312	10,670	1,066,982

Partners’ capital (deficit), September 30, 2021	(77,147)	(369,712)	(446,859)

Distribution	(5,940,309)	—	(5,940,309)

Net income (loss)	(171,862)	(1,736)	(173,598)

Partners’ capital (deficit), December 31, 2021	$(6,189,318)	$(371,448)	$(6,560,766)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 20

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(754,767)	$754,767	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(754,767)	754,767	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(754,767)	$754,767	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$(754,767)	$754,767	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(754,767)	$754,767	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	(754,767)	754,767	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$(754,767)	$754,767	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$(754,767)	$754,767	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 21

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(898,231)	$898,231	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(898,231)	898,231	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(898,231)	$898,231	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$(898,231)	$898,231	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(898,231)	$898,231	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	(898,231)	898,231	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$(898,231)	$898,231	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$(898,231)	$898,231	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 22

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(2,448,362)	$2,448,362	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(2,448,362)	2,448,362	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(2,448,362)	$2,448,362	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$(2,448,362)	$2,448,362	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(2,448,362)	$2,448,362	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	(2,448,362)	2,448,362	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$(2,448,362)	$2,448,362	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$(2,448,362)	$2,448,362	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 23

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(224,264)	$224,264	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(224,264)	224,264	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(224,264)	$224,264	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$(224,264)	$224,264	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(224,264)	$224,264	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	(224,264)	224,264	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$(224,264)	$224,264	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$(224,264)	$224,264	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 24

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$173,404	$(173,404)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	173,404	(173,404)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$173,404	$(173,404)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$173,404	$(173,404)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$173,404	$(173,404)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	173,404	(173,404)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$173,404	$(173,404)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$173,404	$(173,404)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 25

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$219,815	$(219,815)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	219,815	(219,815)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$219,815	$(219,815)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$219,815	$(219,815)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$219,815	$(219,815)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	219,815	(219,815)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$219,815	$(219,815)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$219,815	$(219,815)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 26

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$313,969	$(313,969)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	313,969	(313,969)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$313,969	$(313,969)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$313,969	$(313,969)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$841,956	$(313,053)	$528,903

Net income (loss)	(8,349)	(84)	(8,433)

Partners’ capital (deficit), June 30, 2021	833,607	(313,137)	520,470

Net income (loss)	(8,087)	(82)	(8,169)

Partners’ capital (deficit), September 30, 2021	$825,520	$(313,219)	$512,301

Distribution	(437,323)	—	(437,323)

Net income (loss)	(74,228)	(750)	(74,978)

Partners’ capital (deficit), December 31, 2021	$313,969	$(313,969)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 27

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$133,264	$(133,264)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	133,264	(133,264)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$133,264	$(133,264)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$133,264	$(133,264)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$133,264	$(133,264)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	133,264	(133,264)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$133,264	$(133,264)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$133,264	$(133,264)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 28

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$275,140	$(275,140)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	275,140	(275,140)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$275,140	$(275,140)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$275,140	$(275,140)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$275,140	$(275,140)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	275,140	(275,140)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$275,140	$(275,140)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$275,140	$(275,140)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 29

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(2,629,677)	$(368,630)	$(2,998,307)

Distribution	—	—	—

Net income (loss)	(15,879)	(160)	(16,039)

Partners’ capital (deficit), June 30, 2022	(2,645,556)	(368,790)	(3,014,346)

Net income (loss)	(26,877)	(272)	(27,149)

Partners’ capital (deficit), September 30, 2022	$(2,672,433)	$(369,062)	$(3,041,495)

Distribution	—	—	—

Net income (loss)	(13,404)	(135)	(13,539)

Partners’ capital (deficit), December 31, 2022	$(2,685,837)	$(369,197)	$(3,055,034)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(2,593,761)	$(368,267)	$(2,962,028)

Net income (loss)	(8,526)	(86)	(8,612)

Partners’ capital (deficit), June 30, 2021	(2,602,287)	(368,353)	(2,970,640)

Net income (loss)	4,148	42	4,190

Partners’ capital (deficit), September 30, 2021	$(2,598,139)	$(368,311)	$(2,966,450)

Distribution	—	—	—

Net income (loss)	(21,303)	(215)	(21,518)

Partners’ capital (deficit), December 31, 2021	$(2,619,442)	$(368,526)	$(2,987,968)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 30

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(883,119)	$883,119	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(883,119)	883,119	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(883,119)	$883,119	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$(883,119)	$883,119	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(883,119)	$883,119	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	(883,119)	883,119	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$(883,119)	$883,119	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$(883,119)	$883,119	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 31

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$353,529	$(353,529)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	353,529	(353,529)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$353,529	$(353,529)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$353,529	$(353,529)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$353,529	$(353,529)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	353,529	(353,529)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$353,529	$(353,529)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$353,529	$(353,529)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 32

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$380,821	$(380,821)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	380,821	(380,821)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$380,821	$(380,821)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$380,821	$(380,821)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$3,015,649	$(380,008)	$2,635,641

Net income (loss)	(8,109)	(82)	(8,191)

Partners’ capital (deficit), June 30, 2021	3,007,540	(380,090)	2,627,450

Net income (loss)	344	4	348

Partners’ capital (deficit), September 30, 2021	$3,007,884	$(380,086)	$2,627,798

Distribution	(2,554,377)	—	(2,554,377)

Net income (loss)	(72,686)	(735)	(73,421)

Partners’ capital (deficit), December 31, 2021	$380,821	$(380,821)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 33

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$196,294	$(196,294)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	196,294	(196,294)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$196,294	$(196,294)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$196,294	$(196,294)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$3,231,141	$(195,423)	$3,035,718

Net income (loss)	(6,191)	(63)	(6,254)

Partners’ capital (deficit), June 30, 2021	3,224,950	(195,486)	3,029,464

Net income (loss)	6,626	67	6,693

Partners’ capital (deficit), September 30, 2021	$3,231,576	$(195,419)	$3,036,157

Distribution	(2,948,609)	—	(2,948,609)

Net income (loss)	(86,673)	(875)	(87,548)

Partners’ capital (deficit), December 31, 2021	$196,294	$(196,294)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 34

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(2,082,108)	$(324,455)	$(2,406,563)

Distribution	—	—	—

Net income (loss)	(16,167)	(163)	(16,330)

Partners’ capital (deficit), June 30, 2022	(2,098,275)	(324,618)	(2,422,893)

Net income (loss)	(22,582)	(228)	(22,810)

Partners’ capital (deficit), September 30, 2022	$(2,120,857)	$(324,846)	$(2,445,703)

Distribution	—	—	—

Net income (loss)	(15,284)	(155)	(15,439)

Partners’ capital (deficit), December 31, 2022	$(2,136,141)	$(325,001)	$(2,461,142)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(2,016,839)	$(323,796)	$(2,340,635)

Net income (loss)	(9,691)	(98)	(9,789)

Partners’ capital (deficit), June 30, 2021	(2,026,530)	(323,894)	(2,350,424)

Net income (loss)	(19,418)	(196)	(19,614)

Partners’ capital (deficit), September 30, 2021	$(2,045,948)	$(324,090)	$(2,370,038)

Distribution	—	—	—

Net income (loss)	(21,727)	(219)	(21,946)

Partners’ capital (deficit), December 31, 2021	$(2,067,675)	$(324,309)	$(2,391,984)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 35

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$223,088	$(223,088)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	223,088	(223,088)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$223,088	$(223,088)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$223,088	$(223,088)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$223,088	$(223,088)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	223,088	(223,088)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$223,088	$(223,088)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$223,088	$(223,088)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 36

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$148,221	$(148,221)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	148,221	(148,221)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$148,221	$(148,221)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$148,221	$(148,221)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$148,221	$(148,221)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	148,221	(148,221)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$148,221	$(148,221)	$—

Distributions	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$148,221	$(148,221)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 37

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$205,359	$(205,359)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	205,359	(205,359)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$205,359	$(205,359)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$205,359	$(205,359)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$205,359	$(205,359)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	205,359	(205,359)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$205,359	$(205,359)	$—

Distributions	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$205,359	$(205,359)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 38

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$188,889	$(188,889)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	188,889	(188,889)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$188,889	$(188,889)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$188,889	$(188,889)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$188,889	$(188,889)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	188,889	(188,889)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$188,889	$(188,889)	$—

Distribution	–	—	—

Net income (loss)	–	—	—

Partners’ capital (deficit), December 31, 2021	$188,889	$(188,889)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 39

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$196,043	$(196,043)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	196,043	(196,043)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$196,043	$(196,043)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$196,043	$(196,043)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$196,043	$(196,043)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	196,043	(196,043)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$196,043	$(196,043)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$196,043	$(196,043)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 40

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$216,900	$(216,900)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	216,900	(216,900)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$216,900	$(216,900)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$216,900	$(216,900)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$216,900	$(216,900)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	216,900	(216,900)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$216,900	$(216,900)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$216,900	$(216,900)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 41

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(987,713)	$987,713	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(987,713)	987,713	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30,2022	$(987,713)	$987,713	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$(987,713)	$987,713	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(2,009,681)	$(271,985)	$(2,281,666)

Net income (loss)	(24,769)	(250)	(25,019)

Partners’ capital (deficit), June 30, 2021	(2,034,450)	(272,235)	(2,306,685)

Net income (loss)	(42,521)	(430)	(42,951)

Partners’ capital (deficit), September 30, 2021	$(2,076,971)	$(272,665)	$(2,349,636)

Distribution	—	—	—

Net income (loss)	(33,391)	(337)	(33,728)

Partners’ capital (deficit), December 31, 2021	$(2,110,362)	$(273,002)	$(2,383,364)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 42

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$216,680	$(216,680)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	216,680	(216,680)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$216,680	$(216,680)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit),December 31, 2022	$216,680	$(216,680)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$2,500,317	$(218,115)	$2,282,202

Net income (loss)	(4,612)	(47)	(4,659)

Partners’ capital (deficit), June 30, 2021	2,495,705	(218,162)	2,277,543

Net income (loss)	70,327	711	71,038

Partners’ capital (deficit), September 30, 2021	$2,566,032	$(217,451)	$2,348,581

Distribution	—	—	—

Net income (loss)	(19,651)	(199)	(19,850)

Partners’ capital (deficit), December 31, 2021	$2,546,381	$(217,650)	$2,328,731

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 43

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$306,854	$(306,854)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	306,854	(306,854)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$306,854	$(306,854)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$306,854	$(306,854)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$306,854	$(306,854)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2021	306,854	(306,854)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2021	$306,854	$(306,854)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2021	$306,854	$(306,854)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 44

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$1,427,661	$(225,426)	$1,202,235

Distribution	(2,957,455)	—	(2,957,455)

Net income (loss)	1,737,668	17,552	1,755,220

Partners’ capital (deficit), June 30, 2022	207,874	(207,874)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$207,874	$(207,874)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$207,874	$(207,874)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$676,442	$(233,014)	$443,428

Net income (loss)	(17,404)	(176)	(17,580)

Partners’ capital (deficit), June 30, 2021	659,038	(233,190)	425,848

Net income (loss)	806,911	8,151	815,062

Partners’ capital (deficit), September 30, 2021	$1,465,949	$(225,039)	$1,240,910

Distribution	—	—	—

Net income (loss)	(22,340)	(226)	(22,566)

Partners’ capital (deficit), December 31, 2021	$1,443,609	$(225,265)	$1,218,344

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 45

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(488,806)	$(362,172)	$(850,978)

Distribution	—	—	—

Net income (loss)	1,436,440	14,509	1,450,949

Partners’ capital (deficit), June 30, 2022	947,634	(347,663)	599,971

Net income (loss)	(30,314)	(306)	(30,620)

Partners’ capital (deficit), September 30, 2022	$917,320	$(347,969)	$569,351

Distribution	(513,992)	—	(513,992)

Net income (loss)	(54,806)	(553)	(55,359)

Partners’ capital (deficit), December 31, 2022	$348,522	$(348,522)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(1,079,247)	$(368,136)	$(1,447,383)

Net income (loss)	170,032	1,718	171,750

Partners’ capital (deficit), June 30, 2021	(909,215)	(366,418)	(1,275,633)

Net income (loss)	238,354	2,407	240,761

Partners’ capital (deficit), September 30, 2021	$(670,861)	$(364,011)	$(1,034,872)

Distribution	—	—	—

Net income (loss)	203,514	2,056	205,570

Partners’ capital (deficit), December 31, 2021	$(467,347)	$(361,955)	$(829,302)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 46

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(1,075,610)	$(276,260)	$(1,351,870)

Distribution	—	—	—

Net income (loss)	69,227	699	69,926

Partners’ capital (deficit), June 30, 2022	(1,006,383)	(275,561)	(1,281,944)

Net income (loss)	(43,318)	(437)	(43,755)

Partners’ capital (deficit), September 30, 2022	$(1,049,701)	$(275,998)	$(1,325,699)

Distribution	—	—	—

Net income (loss)	355,012	3,586	358,598

Partners’ capital (deficit), December 31, 2022	$(694,689)	$(272,412)	$(967,101)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2021	$(1,448,620)	$(280,028)	$(1,728,648)

Net income (loss)	235,040	2,374	237,414

Partners’ capital (deficit), June 30, 2021	(1,213,580)	(277,654)	(1,491,234)

Net income (loss)	(372)	(4)	(376)

Partners’ capital (deficit), September 30, 2021	$(1,213,952)	$(277,658)	$(1,491,610)

Distribution	—	—	—

Net income (loss)	(23,377)	(236)	(23,613)

Partners’ capital (deficit), December 31, 2021	$(1,237,329)	$(277,894)	$(1,515,223)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

	2022	2021

Cash flows from operating activities:
Net income (loss)	$3,393,653	$1,214,011
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(3,596,277)	(2,032,167)
Changes in assets and liabilities
(Increase) Decrease in other assets	3,788	4,040
(Decrease) Increase in accounts payable and accrued expenses	359,621	(27)
(Decrease) Increase in accounts payable affiliates	(1,764,414)	(1,181,978)
Net cash used in operating activities	(1,603,629)	(1,996,121)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	3,596,277	2,032,167
Net cash provided by investing activities	3,596,277	2,032,167
Cash flows from financing activities:
Distributions	(3,471,447)	(5,940,309)
Net cash used in financing activities	(3,471,447)	(5,940,309)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,478,799)	(5,904,263)
Cash and cash equivalents, beginning	2,370,898	10,819,585
Cash and cash equivalents, ending	$892,099	$4,915,322

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$(91,580)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	(20,845)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	75
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	(2,199)
Net cash used in operating activities	—	(114,549)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	20,845
Net cash provided by investing activities	—	20,845
Cash flows from financing activities:
Distributions	—	(437,323)
Net cash used in financing activities	—	(437,323)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(531,027)
Cash and cash equivalents, beginning	—	531,027
Cash and cash equivalents, ending	$—	$—

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2022	2021

Cash flows from operating activities:

Net income (loss)	$(56,727)	$(25,940)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	(29,999)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	(352)
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	3,384	(19,965)
Net cash used in operating activities	(53,343)	(76,256)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	29,999
Net cash provided by investing activities	—	29,999
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,343)	(46,257)
Cash and cash equivalents, beginning	108,768	164,236
Cash and cash equivalents, ending	$55,425	$117,979

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 32

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$(81,264)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	(23,823)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	74
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	(4,847)
Net cash used in operating activities	—	(109,860)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	23,823
Net cash provided by investing activities	—	23,823
Cash flows from financing activities:
Distributions	—	(2,554,377)
Net cash used in financing activities	—	(2,554,377)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(2,640,414)
Cash and cash equivalents, beginning	—	2,640,414
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 33

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$(87,109)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	(23,823)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	74
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	(4,992)
Net cash used in operating activities	—	(115,850)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	23,823
Net cash provided by investing activities	—	23,823
Cash flows from financing activities:
Distributions	—	(2,948,609)
Net cash used in financing activities	—	(2,948,609)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(3,040,636)
Cash and cash equivalents, beginning	—	3,040,636
Cash and cash equivalents, ending	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 34

	2022	2021

Cash flows from operating activities:

Net income (loss)	$(54,579)	$(51,349)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	74
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	13,869	13,869
Net cash used in operating activities	(40,710)	(37,406)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,710)	(37,406)
Cash and cash equivalents, beginning	81,705	129,067
Cash and cash equivalents, ending	$40,995	$91,661

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 41

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$(101,698)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	437
(Decrease) Increase in accounts payable and accrued expenses	—	(1)
(Decrease) Increase in accounts payable affiliates	—	26,682
Net cash used in operating activities	—	(74,580)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(74,580)
Cash and cash equivalents, beginning	—	408,743
Cash and cash equivalents, ending	$—	$334,163

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 42

	2022	2021

Cash flows from operating activities:

Net income (loss)	$—	$46,529
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	(94,182)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	(419)
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	12,150
Net cash used in operating activities	—	(35,922)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	94,182
Net cash provided by investing activities	—	94,182
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	58,260
Cash and cash equivalents, beginning	—	2,318,856
Cash and cash equivalents, ending	$—	$2,377,116

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 44

	2022	2021

Cash flows from operating activities:

Net income (loss)	$1,755,220	$774,916
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(1,746,178)	(815,747)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	205
(Decrease) Increase in accounts payable and accrued expenses	—	(26)
(Decrease) Increase in accounts payable affiliates	(28,269)	(379,155)
Net cash used in operating activities	(19,227)	(419,807)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	1,746,178	815,747
Net cash provided by investing activities	1,746,178	815,747
Cash flows from financing activities:
Distributions	(2,957,455)	—
Net cash used in financing activities	(2,957,455)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,230,504)	395,940
Cash and cash equivalents, beginning	1,230,504	842,738
Cash and cash equivalents, ending	$—	$1,238,678

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 45

	2022	2021

Cash flows from operating activities:

Net income (loss)	$1,364,970	$618,081
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(1,411,858)	(691,381)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	2,627
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	(1,138,508)	(618,340)
Net cash used in operating activities	(1,185,396)	(689,013)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	1,411,858	691,381
Net cash provided by investing activities	1,411,858	691,381
Cash flows from financing activities:
Distributions	(513,992)	—
Net cash used in financing activities	(513,992)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(287,530)	2,368
Cash and cash equivalents, beginning	287,530	294,663
Cash and cash equivalents, ending	$—	$297,031

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 46

	2022	2021

Cash flows from operating activities:

Net income (loss)	$384,769	$213,425
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(438,241)	(332,367)
Changes in assets and liabilities
(Increase) Decrease in other assets	3,788	1,245
(Decrease) Increase in accounts payable and accrued expenses	359,621	—
(Decrease) Increase in accounts payable affiliates	(614,890)	(205,181)
Net cash used in operating activities	(304,953)	(322,878)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	438,241	332,367
Net cash provided by investing activities	438,241	332,367
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	133,288	9,489
Cash and cash equivalents, beginning	662,391	449,205
Cash and cash equivalents, ending	$795,679	$458,694

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2022

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

December 31, 2022

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2022 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2022

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned to BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2022 and 2021, are as follows:

	2022	2021
Series 29	$1,128	$1,128
Series 34	4,623	4,623
Series 41	—	20,094
Series 42	—	4,050
Series 44	—	7,935
Series 45	876	15,021
Series 46	16,582	40,761
	$23,209	$93,612

The fund management fees paid for the nine months ended December 31, 2022 and 2021 are as follows:

	2022	2021
Series 26	$—	$5,864
Series 29	—	27,499
Series 32	—	8,938
Series 33	—	9,326
Series 41	—	33,600
Series 44	30,914	411,888
Series 45	1,152,083	683,677
Series 46	676,315	331,796
	$1,859,312	$1,512,588

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2022

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2022 and 2021, the Fund has limited partnership interests in 5 and 18 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2022 and 2021 are as follows:

	2022	2021
Series 20	—	—
Series 21	—	—
Series 22	—	—
Series 23	—	—
Series 24	—	—
Series 25	—	—
Series 26	—	—
Series 27	—	—
Series 28	—	—
Series 29	1	1
Series 30	—	—
Series 31	—	—
Series 32	—	—
Series 33	—	—
Series 34	1	1
Series 35	—	—
Series 36	—	—
Series 37	—	—
Series 38	—	—
Series 39	—	—
Series 40	—	—
Series 41	—	1
Series 42	—	2
Series 43	—	—
Series 44	—	1
Series 45	—	4
Series 46	3	8
	5	18

Under the terms of the Fund’s investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2022 and 2021, are as follows:

	2022	2021
Series 29	$785	$785

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the nine months ended December 31, 2022 the Fund disposed of nine Operating Partnerships. A summary of the dispositions by series for December 31, 2022 is as follows:

	Operating	Sale of
	Partnership	Underlying	Fund Proceeds
	Interest	Operating	from	Gain on
	Transferred	Partnership	Disposition	Disposition
Series 44	—	1	$1,746,178	$1,746,178
Series 45	2	2	1,411,858	1,411,858
Series 46	4	—	438,241	438,241
Total	6	3	$3,596,277	$3,596,277

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

December 31, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund’s fiscal year ends March 31st for each year, while all the Operating Partnerships’ fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership’s partnership agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership’s quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2022.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

	2022	2021
Revenues
Rental	$1,471,670	$7,472,044
Interest and other	36,380	147,786
	1,508,050	7,619,830

Expenses
Interest	156,496	1,429,567
Depreciation and amortization	318,478	1,446,981
Operating expenses	1,148,871	4,605,616
	1,623,845	7,482,164

NET INCOME (LOSS)	$(115,795)	$137,666

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(114,637)	$136,289

Net income (loss) allocated to other Partners	$(1,158)	$1,377

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 29

	2022	2021
Revenues
Rental	$244,463	$232,847
Interest and other	—	—
	244,463	232,847

Expenses
Interest	18,344	20,033
Depreciation and amortization	40,731	30,701
Operating expenses	239,297	236,855
	298,372	287,589

NET INCOME (LOSS)	$(53,909)	$(54,742)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(53,370)	$(54,195)

Net income (loss) allocated to other Partners	$(539)	$(547)

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 34

	2022	2021
Revenues
Rental	$445,546	$428,730
Interest and other	26,930	16,679
	472,476	445,409

Expenses
Interest	64,427	65,027
Depreciation and amortization	64,933	63,958
Operating expenses	276,221	272,129
	405,581	401,114

NET INCOME (LOSS)	$66,895	$44,295

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$66,226	$43,852

Net income (loss) allocated to other Partners	$669	$443

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 41

	2022	2021
Revenues
Rental	$—	$1,678,479
Interest and other	—	25,707
	—	1,704,186

Expenses
Interest	—	323,621
Depreciation and amortization	—	227,435
Operating expenses	—	1,033,973
	—	1,585,029

NET INCOME (LOSS)	$—	$119,157

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$117,965

Net income (loss) allocated to other Partners	$—	$1,192

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

December 31, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 42

	2022	2021
Revenues
Rental	$—	$359,247
Interest and other	—	6,069
	—	365,316

Expenses
Interest	—	54,397
Depreciation and amortization	—	88,640
Operating expenses	—	232,081
	—	375,118

NET INCOME (LOSS)	$—	$(9,802)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$(9,704)

Net income (loss) allocated to other Partners	$—	$(98)

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

December 31, 2022

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

December 31, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 44

	2022	2021
Revenues
Rental	$—	$786,198
Interest and other	—	4,290
	—	790,488

Expenses
Interest	—	159,737
Depreciation and amortization	—	165,704
Operating expenses	—	380,716
	—	706,157

NET INCOME (LOSS)	$—	$84,331

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$83,488

Net income (loss) allocated to other Partners	$—	$843

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

December 31, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 45

	2022	2021
Revenues
Rental	$—	$911,953
Interest and other	—	8,939
	—	920,892

Expenses
Interest	—	154,513
Depreciation and amortization	—	286,050
Operating expenses	—	612,938
	—	1,053,501

NET INCOME (LOSS)	$—	$(132,609)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$(131,283)

Net income (loss) allocated to other Partners	$—	$(1,326)

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

December 31, 2022

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 46

	2022	2021
Revenues
Rental	$781,661	$3,074,590
Interest and other	9,450	86,102
	791,111	3,160,692

Expenses
Interest	73,725	652,239
Depreciation and amortization	212,814	584,493
Operating expenses	633,353	1,836,924
	919,892	3,073,656

NET INCOME (LOSS)	$(128,781)	$87,036

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(127,493)	$86,166

Net income (loss) allocated to other Partners	$(1,288)	$870

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

December 31, 2022

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

Liquidity

The Fund’s primary source of funds was the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2022 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves. These sources of liquidity, along with the Fund’s working capital reserve, are available to meet the obligations of the Partnership. The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended December 31, 2022 were $23,209 and total fund management fees accrued as of December 31, 2022 were $7,017,470. During the nine months ended December 31, 2022, $1,859,312 of the accrued fund management fees were paid. Pursuant to the Fund’s partnership agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered beneficial assignee certificates (“BACs”) in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2022.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in all 14 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in all 29 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in all 45 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30, 1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in all 26 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 21 of the Operating Partnerships and 1 remains.

During the quarter ended December 31, 2022, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 1 Operating Partnership in the amount of $785 as of December 31, 2022. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since sold its interest in all 20 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 30 had released all payments of its capital contributions to the Operating Partnerships.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since sold its interest in all 27 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 31 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2022, Series 32 had released all payments of its capital contributions to the Operating Partnerships.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 33 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2022, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in all 7 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 37 had released all payments of its capital contributions to the Operating Partnerships.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $18,612,287. Series 38 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 38 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492. Series 39 has since sold its interest in all 9 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 39 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772. Series 40 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 40 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. Series 41 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 41 had released all payments of its capital contributions to the Operating Partnerships.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 42 had released all payments of its capital contributions to the Operating Partnerships.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in December 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. Series 43 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 43 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BACs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $20,248,519. Series 44 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. Series 45 has since sold its interest in all 31 of the Operating Partnerships.

Prior to the quarter ended December 31, 2022, Series 45 had released all payments of its capital contributions to the Operating Partnerships.

Series 46

The Fund commenced offering BACs in Series 46 on September 23, 2003. Offers and sales of BACs in Series 46 were completed on December 19, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $22,495,082. Series 46 has since sold its interest in 12 of the Operating Partnerships and 3 remain.

Prior to the quarter ended December 31, 2022, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of December 31, 2022 and 2021, the Fund held limited partnership interests in 5 and 18 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, formerly an affiliate of the Fund’s general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the Fund’s general partner, in an annual fund management fee of.5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2022 are as follows:

			3 Months
	3 Months	3 Months	Fund Management Fee Net
	Gross Fund	Asset Management and	of Asset Management and
	Management Fee	Reporting Fee	Reporting Fee
Series 29	$1,128	$—	$1,128
Series 34	4,623	—	4,623
Series 44	—	—	—
Series 45	876	—	876
Series 46	16,582	10,191	6,391
	$28,456	$10,191	$13,018

			9 Months
	9 Months	9 Months	Fund Management Fee Net
	Gross Fund	Asset Management and	of Asset Management and
	Management Fee	Reporting Fee	Reporting Fee
Series 29	$3,384	$—	$3,384
Series 34	13,869	3,000	10,869
Series 44	2,645	2,645	—
Series 45	13,575	8,729	4,846
Series 46	61,425	37,099	24,326
	$94,898	$51,473	$43,425

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

The series did not have any properties as of December 31, 2022 and 2021.

Series 21

The series did not have any properties as of December 31, 2022 and 2021.

Series 22

The series did not have any properties as of December 31, 2022 and 2021.

Series 23

The series did not have any properties as of December 31, 2022 and 2021.

Series 24

The series did not have any properties as of December 31, 2022 and 2021.

Series 25

The series did not have any properties as of December 31, 2022 and 2021.

Series 26

The series did not have any properties as of December 31, 2022 and 2021.

In August 2021, the investment general partner transferred its interest in Brookhaven Apartments Partnership, A Louisiana Partners, with cash proceeds to the investment partnership of $20,845. These proceeds were returned to cash reserves held by Series 26 and recorded as a gain on transfer as of September 30, 2021.

Series 27

The series did not have any properties as of December 31, 2022 and 2021.

Series 28

The series did not have any properties as of December 31, 2022 and 2021.

Series 29

The series had 1 property at December 31, 2022.

For the nine-month periods ended December 31, 2022 and 2021, Series 29 reflects a net loss from Operating Partnerships of $(53,909) and $(54,742), respectively, which includes depreciation and amortization of $40,731 and $30,701, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In August 2021, the investment general partner transferred its interest in Palmetto Place Apartments Partnership, A LA Partnership, with cash proceeds to the investment partnership of $29,999. These proceeds were returned to cash reserves held by Series 29 and recorded as a gain on transfer as of September 30, 2021.

Series 30

The series did not have any properties as of December 31, 2022 and 2021.

Series 31

The series did not have any properties as of December 31, 2022 and 2021.

Series 32

The series did not have any properties as of December 31, 2022 and 2021.

In August 2021, the investment general partner transferred its interest in Pecan Manor Apartments Partnership, A Louisiana Partnership in Commendam, with cash proceeds to the investment partnership of $23,823. These proceeds were returned to cash reserves held by Series 32 and recorded as a gain on transfer as of September 30, 2021.

Series 33

The series did not have any properties as of December 31, 2022 and 2021.

In August 2021, the investment general partner transferred its interest in Forest Park Apartments Partnership, A Louisiana Partnership in Commendam, with cash proceeds to the investment partnership of $23,823. These proceeds were returned to cash reserves held by Series 33 and recorded as a gain on transfer as of September 30, 2021.

Series 34

The series had 1 property at December 31, 2022.

For the nine-month periods ended December 31, 2022 and 2021, Series 34 reflects a net income from the Operating Partnerships of $66,895 and $44,295, respectively, which includes depreciation and amortization of $64,933 and $63,958, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 35

The series did not have any properties as of December 31, 2022 and 2021.

Series 36

The series did not have any properties as of December 31, 2022 and 2021.

Series 37

The series did not have any properties as of December 31, 2022 and 2021.

Series 38

The series did not have any properties as of December 31, 2022 and 2021.

Series 39

The series did not have any properties as of December 31, 2022 and 2021.

Series 40

The series did not have any properties as of December 31, 2022 and 2021.

Series 41

The series did not have any properties as of December 31, 2022.

For the nine-month periods ended December 31, 2022 and 2021, Series 41 reflects a net income from Operating Partnerships of $- and $119,157, respectively, which includes depreciation and amortization of $- and $227,435, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 42

The series did not have any properties as of December 31, 2022.

For the nine-month periods ended December 31, 2022 and 2021, Series 42 reflects a net loss from Operating Partnerships of $- and $(9,802), respectively, which includes depreciation and amortization of $- and $88,640, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 43

The series did not have any properties as of December 31, 2022 and 2021.

Series 44

The series did not have any properties as of December 31, 2022.

For the nine-month periods ended December 31, 2022 and 2021, Series 44 reflects a net income from Operating Partnerships of $- and $84,331, respectively, which includes depreciation and amortization of $- and $165,704, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 45

The series did not have any properties as of December 31, 2022.

For the nine-month periods ended December 31, 2022 and 2021, Series 45 reflects a net loss from Operating Partnerships of $- and $(132,609), respectively, which includes depreciation and amortization of $- and $286,050, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In October 2022, the investment general partner transferred its interest in Harbet Avenue Limited Partnership, with cash proceeds to the investment partnership of $990. These proceeds were returned to cash reserves held by Series 45 and recorded as a gain on transfer as of December 31, 2022.

Series 46

The series had a total of 3 properties at December 31, 2022.

For the nine-month periods ended December 31, 2022 and 2021, Series 46 reflects a net income (loss) from Operating Partnerships of $(128,781) and $87,036, respectively, which includes depreciation and amortization of $212,814 and $584,493, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In November 2022, the investment general partner transferred its interest in Rosehill Place of Topeka, L.L.C. with cash proceeds to the investment partnership of $359,620. These proceeds were returned to cash reserves held by Series 46 and recorded as a gain on transfer as of December 31, 2022.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Saint Martin Apartments

Critical Accounting Estimates

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

(b)   Changes in Internal Controls

There were no changes in the Fund’s or any series’ internal control over financial reporting that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series’ internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

None

Item 6.Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith
31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith
32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

101. The following materials from the BF Garden Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners’ Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund IV L.P.
	By:	BF Garden Associates IV L.P.,
its General Partner
		By:	Corporate Investment Holdings, Inc.,
its General Partner

Date: February 13, 2023			By:	/s/ Gregory Voyentzie

Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

February 13, 2023	/s/ Gregory Voyentzie	President (Principal Executive Officer),
	Gregory Voyentzie	Corporate Investment Holdings, Inc.

February 13, 2023	/s/ Marie Reynolds	Treasurer (Principal Accounting and Financial Officer),
	Marie Reynolds	Corporate Investment Holdings, Inc.