Form 10-K
period 2023-03-31
BF Garden Tax Credit Fund IV L.P.
filed 2023-06-21
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

BF GARDEN TAX CREDIT FUND IV L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2023

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

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the “Prospectus”) were filed with the Securities and Exchange Commission and became effective December 16, 1993, in connection with a public offering (together with each subsequent offering of BACs described herein, the “Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18, 1996, a Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998, a Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, a Form S-11, which registered an additional 8,000,000 BACs for sale to the public, became effective. On July 26, 2000, a Form S-11, which registered an additional 7,500,000 BACs for sale to the public, became effective. On July 23, 2001, a Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective. On July 24, 2002, a Form S–11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. On July 1, 2003, a Form S–11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. As of March 31, 2023, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 Series 44, Series 45 and Series 46 for 83,651,080 BACs in twenty-seven series representing capital contributions of $836,177,880 in the aggregate.

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

As of March 31, 2023 the Fund had invested in 0 Operating Partnerships on behalf of Series 20, 0 Operating Partnerships on behalf of Series 21, 0 Operating Partnerships on behalf of Series 22, 0 Operating Partnerships on behalf of Series 23, 0 Operating Partnerships on behalf of Series 24, 0 Operating Partnerships on behalf of Series 25, 0 Operating Partnerships on behalf of Series 26, 0 Operating Partnerships on behalf of Series 27, 0 Operating Partnerships on behalf of Series 28, 1 Operating Partnership on behalf of Series 29, 0 Operating Partnerships on behalf of Series 30, 0 Operating Partnerships on behalf of Series 31, 0 Operating Partnerships on behalf of Series 32, 0 Operating Partnerships on behalf of Series 33, 1 Operating Partnership on behalf of Series 34, 0 Operating Partnerships on behalf of Series 35, 0 Operating Partnerships on behalf of Series 36, 0 Operating Partnerships on behalf of Series 37, 0 Operating Partnerships on behalf of Series 38, 0 Operating Partnerships on behalf of Series 39, 0 Operating Partnerships on behalf of Series 40, 0 Operating Partnerships on behalf of Series 41, 0 Operating Partnerships on behalf of Series 42, 0 Operating Partnerships on behalf of Series 43, 0 Operating Partnerships on behalf of Series 44, 0 Operating Partnerships on behalf of Series 45 and 3 Operating Partnerships on behalf of Series 46. A description of these Operating Partnerships is set forth in Item 2 herein.

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

The Fund has acquired a limited partnership interest in 5 Operating Partnerships in 3 series, identified in the table set forth below. The apartment complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” The Operating Partnerships and the respective apartment complexes are described more fully in the Prospectus. The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

BF Garden Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 20 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 21 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 22 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2023.

All properties in Series 23 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 24 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 25 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 26 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 27 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 28 have been disposed of.

BF Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2023

Remaining property in Series 29

			Mortgage			Qualified	Cap Con
			Balance as of			Occupancy	paid thru
Property Name	Location	Units	12/31/22	Acq Date	Const Comp	3/31/23	3/31/23
The Lincoln Hotel	San Diego, CA	41	$680,065	2/97	7/97	100%	$697,511

BF Garden Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 30 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 31 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 32 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 33

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 33 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2023

Remaining property Series 34

			Mortgage			Qualified	Cap Con
			Balance as of			Occupancy	paid thru
Property Name	Location	Units	12/31/22	Acq Date	Const Comp	3/31/23	3/31/23
Hillside Club Apts.	Bear Creek Township, MI	56	$1,595,568	10/98	12/99	100%	$2,097,33

BF Garden Tax Credit Fund IV L.P. - Series 35

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 35 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 36

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 36 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 37

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 37 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 38

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 38 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 39

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 39 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 40

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 40 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 41 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 42 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 43 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 44

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 44 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 45 have been disposed of.

BF Garden Tax Credit Fund IV L.P. - Series 46

PROPERTY PROFILE AS OF MARCH 31, 2023

Remaining properties Series 46

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/22	Date	Comp	3/31/23	3/31/23
Elma Gardens	Elma, WA	36	$1,353,413	3/05	1/04	100%	$588,701
Ocean East Housing	Portland, ME	32	1,236,376	2/04	6/05	100%	3,787,273
Saint Martin Apartments	McCombs, MS	40	266,593	8/05	4/06	100%	1,539,454

Item 3.	Legal Proceedings

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

As of March 31, 2023, the Fund has 41,605 BAC holders for an aggregate of 83,651,080 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 20 consists of 2,240 investors holding 3,866,700 BACs, Series 21 consists of 1,143 investors holding 1,892,700 BACs, Series 22 consists of 1,594 investors holding 2,564,400 BACs, Series 23 consists of 2,084 investors holding 3,336,727 BACs, Series 24 consists of 1,256 investors holding 2,169,878 BACs, Series 25 consists of 1,728 investors holding 3,026,109 BACs, Series 26 consists of 2,224 investors holding 3,995,900 BACs, Series 27 consists of 1,281 investors holding 2,460,700 BACs, Series 28 consists of 1,989 investors holding 4,000,738 BACs, Series 29 consists of 2,135 investors holding 3,991,800 BACs, Series 30 consists of 1,306 investors holding 2,651,000 BACs, Series 31 consists of 2,007 investors holding 4,417,857 BACs, Series 32 consists of 2,183 investors holding 4,754,198 BACs, Series 33 consists of 1,198 investors holding 2,636,533 BACs, Series 34 consists of 1,646 investors holding 3,529,319 BACs, Series 35 consists of 1,634 investors holding 3,300,463 BACs, Series 36 consists of 988 investors holding 2,106,838 BACs, Series 37 consists of 1,106 investors holding 2,512,500 BACs, Series 38 consists of 1,167 investors holding 2,543,100 BACs, Series 39 consists of 975 investors holding 2,292,151 BACs, Series 40 consists of 1,076 investors holding 2,630,256 BACs, Series 41 consists of 1,341 investors holding 2,891,626 BACs, Series 42 consists of 1,186 investors holding 2,744,262 BACs, Series 43 consists of 1,631 investors holding 3,637,987 BACs, Series 44 consists of 1,263 investors holding 2,701,973 BACs, Series 45 consists of 1,818 investors holding 4,014,367 BACS and Series 46 consists of 1,406 investors holding 2,980,998 BACS at March 31, 2023

(c)	Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 5, 1993, through March 31, 2023.

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

During the year ended March 31, 2023 the Fund made a return of equity distribution to Series 44 limited partners in the amount of $2,957,455. The distribution was the result of proceeds available from the sale of Operating Partnerships.

During the year ended March 31, 2023 the Fund made a return of equity distribution to Series 45 limited partners in the amount of $513,992. The distribution was the result of proceeds available from the sale of Operating Partnerships.

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

During the fiscal year ended March 31, 2023, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $27,693,970. As of March 31, 2023, all 24 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 21). The Fund commenced offering BACs in Series 21 on July 5, 1994. The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC holders in Series 21. Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

During the fiscal year ended March 31, 2023, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728. As of March 31, 2023, all 14 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 22). The Fund commenced offering BACs in Series 22 on October 12, 1994. The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC holders in Series 22. Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

During the fiscal year ended March 31, 2023, none of Series 22 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748. As of March 31, 2023, all 29 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 23). The Fund commenced offering BACs in Series 23 on January 10, 1995. The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC holders in Series 23. Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

During the fiscal year ended March 31, 2023, none of Series 23 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278. As of March 31, 2023, all 22 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 24). The Fund commenced offering BACs in Series 24 on June 9, 1995. The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC holders in Series 24. Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

During the fiscal year ended March 31, 2023, none of Series 24 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of $15,796,309. As of March 31, 2023, all 24 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 25). The Fund commenced offering BACs in Series 25 on September 30, 1995. The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC holders in Series 25. Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

During the fiscal year ended March 31, 2023, none of Series 25 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,324,539. As of March 31, 2023, all 22 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 26). The Fund commenced offering BACs in Series 26 on January 18, 1996. The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

During the fiscal year ended March 31, 2023, none of Series 26 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,401,215. As of March 31, 2023, all 45 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 27). The Fund commenced offering BACs in Series 27 on June 17, 1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC holders in Series 27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

During the fiscal year ended March 31, 2023, none of Series 27 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,881,574. As of March 31, 2023, all 16 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 28). The Fund commenced offering BACs in Series 28 on September 30, 1996. The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

During the fiscal year ended March 31, 2023, none of Series 28 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,281,983. As of March 31, 2023, all 26 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 29). The Fund commenced offering BACs in Series 29 on February 10, 1997. The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC holders in Series 29. Offer and sales of BACs in Series 29 were completed on June 20, 1997.

During the fiscal year ended March 31, 2023, none of Series 29 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of $29,137,877. As of March 31, 2023, 21 of the properties have been disposed of and 1 remains. The Fund had completed payment of all installments of its capital contributions to 21 of the Operating Partnerships. Series 29 has outstanding contributions payable to 1 Operating Partnership in the amount of $785 as of March 31, 2023. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 30). The Fund commenced offering BACs in Series 30 on June 23, 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC holders in Series 30. Offer and sales of BACs in Series 30 were completed on September 10, 1997.

During the fiscal year ended March 31, 2023, none of Series 30 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,497,869. As of March 31, 2023, all 20 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 31). The Fund commenced offering BACs in Series 31 on September 11, 1997. The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC holders in Series 31. Offer and sales of BACs in Series 31 were completed on January 18, 1998.

During the fiscal year ended March 31, 2023, none of Series 31 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 31 had been used to invest in 27 Operating Partnerships in an aggregate amount of $32,569,100. As of March 31, 2023, all 27 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 32). The Fund commenced offering BACs in Series 32 on January 19, 1998. The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC holders in Series 32. Offer and sales of BACs in Series 32 were completed on June 23, 1998.

During the fiscal year ended March 31, 2023, none of Series 32 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 32 had been used to invest in 17 Operating Partnerships in an aggregate amount of $34,129,677. As of March 31, 2023, all 17 of the properties and the general partner interest have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2023, none of Series 33 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $19,594,100. As of March 31, 2023, all 10 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 34). The Fund commenced offering BACs in Series 34 on September 22, 1998. The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC holders in Series 34. Offer and sales of BACs in Series 34 were completed on February 11, 1999.

During the fiscal year ended March 31, 2023, none of Series 34 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,738,978. As of March 31, 2023, 13 of the properties have been disposed of and 1 remains. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 35). The Fund commenced offering BACs in Series 35 on February 22, 1999. The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.

During the fiscal year ended March 31, 2023, none of Series 35 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 35 had been used to invest in 11 Operating Partnerships in an aggregate amount of $24,002,391. As of March 31, 2023, all 11 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 36). The Fund commenced offering BACs in Series 36 on June 22, 1999. The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.

During the fiscal year ended March 31, 2023, none of Series 36 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,277,041. As of March 31, 2023, all 11 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 37). The Fund commenced offering BACs in Series 37 on October 29, 1999. The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.

During the fiscal year ended March 31, 2023, none of Series 37 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 37 had been used to invest in 7 Operating Partnerships in an aggregate amount of $18,735,142. As of March 31, 2023, all 7 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 38). The Fund commenced offering BACs in Series 38 on February 1, 2000. The Fund received and accepted $25,431,000 representing 2,543,100 BACs from investors admitted as BAC holders in Series 38. Offer and sales of BACs in Series 38 were completed on July 31, 2000.

During the fiscal year ended March 31, 2023, none of Series 38 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 38 had been used to invest in 10 Operating Partnerships in an aggregate amount of $18,612,287. As of March 31, 2023, all 10 of the properties and the general partner interest have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2023, none of Series 39 net offering proceeds to were used to pay installments of its capital contributions to the Operating Partnership. Proceeds from the offer and sale of BACs in Series 39 had been used to invest in 9 Operating Partnerships in an aggregate amount of $17,115,492. As of March 31, 2023, all 9 of the properties and the general partner interest have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2023, none of Series 40 net offering proceeds to were used to pay installments of its capital contributions to the Operating Partnership. Proceeds from the offer and sale of BACs in Series 40 had been used to invest in 16 Operating Partnerships in an aggregate amount of $19,030,772. As of March 31, 2023, all 16 of the properties and the general partner interest have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2023, none of Series 41 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 41 had been used to invest in 23 Operating Partnerships in an aggregate amount of $21,278,631. As of March 31, 2023, all 23 of the properties and the general partner interest have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2023, none of Series 42 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 42 had been used to invest in 23

Operating Partnerships in an aggregate amount of $20,661,120. As of March 31, 2023, all 23 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to 22 Operating Partnerships. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 43). The Fund commenced offering BACs in Series 43 on August 1, 2002. The Fund received and accepted $36,379,870 representing 3,637,987 BACs from investors admitted as BAC holders in Series 43. Offer and sales of BACs in Series 43 were completed on December 31, 2002.

During the fiscal year ended March 31, 2023, none of Series 43 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 43 had been used to invest in 23 Operating Partnerships in an aggregate amount of $27,400,154. As of March 31, 2023, all 23 of the properties and the general partner interest have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2023, none of Series 44 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 44 had been used to invest in 10 Operating Partnerships in an aggregate amount of $20,248,519. As of March 31, 2023, all 10 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2023, none of Series 45 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 45 had been used to invest in 31 Operating Partnerships in an aggregate amount of $30,232,512. As of March 31, 2023, all 31 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2023, none of Series 46 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 46 had been used to invest in 15 Operating Partnerships in an aggregate amount of $22,495,082. As of March 31, 2023, 12 of the properties have been disposed of and 3 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2023 and 2022 was $58,455 and $333,223, respectively.

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

(Series 20). The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021, the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 20 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $0.

(Series 21). The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021, the series, in total, generated $0 in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 21 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $0.

(Series 22). The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021, the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 22 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $0.

(Series 23). The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021, the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 23 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $0.

(Series 24). The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021, the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 24 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $0.

(Series 25). The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021, the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 25 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $0.

(Series 26). The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021, the series, in total, generated $0 and $615,849, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 26 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $- and $(91,580), respectively. The major components of these amounts are the Fund’s share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

In August 2021, the investment general partner transferred its interest in Brookhaven Apartments Partnership, A Louisiana Partners, with cash proceeds to the investment partnership of $20,845. These proceeds were returned to cash reserves held by Series 26 and recorded as a gain on transfer as of December 31, 2021.

(Series 27). The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021, the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 27 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $0.

(Series 28). The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021, the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 28 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $0.

(Series 29). The series had a total of 1 property as of March 31, 2023.

For the tax years ended December 31, 2022 and 2021 the series, in total, generated $(264,981) and $278,211, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 29 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $(66,052) and $(36,279), respectively. The major components of these amounts are the Fund’s share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

In August 2021, the investment general partner transferred its interest in Palmetto Place Apartments Partnership, A LA Partnership, with cash proceeds to the investment partnership of $29,999. These proceeds were returned to cash reserves held by Series 29 and recorded as a gain on transfer as of September 30, 2021.

In April 2023, the investment general partner sold its interest in The Lincoln Hotel, with cash proceeds to the investment partnership of $429,844. These proceeds were returned to cash reserves held by Series 29 and recorded as a gain on sale as of April 30, 2023. In addition, equity outstanding for the Operating Partnership in the amount of $785 for Series 29 was recorded as gain on the sale of the Operating Partnership as of April 30, 2023.

(Series 30). The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021, the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 30 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $0.

(Series 31). The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021, the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 31 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $0.

(Series 32). The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021, the series, in total, generated $0 and $1,365,951, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 32 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $- and $(81,264), respectively. The major components of these amounts are the Fund’s share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

In August 2021, the investment general partner transferred its interest in Pecan Manor Apartments Partnership, A Louisiana Partnership in Commendam, with cash proceeds to the investment partnership of $23,823. These proceeds were returned to cash reserves held by Series 32 and recorded as a gain on transfer as of September 30, 2021.

(Series 33). The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021, the series, in total, generated $0 and $1,687,507, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 33 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the Series was $- and $(87,109), respectively. The major components of these amounts are the Fund’s share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

In August 2021, the investment general partner transferred its interest in Forest Park Apartments Partnership, A Louisiana Partnership in Commendam, with cash proceeds to the investment partnership of $23,823. These proceeds were returned to cash reserves held by Series 33 and recorded as a gain on transfer as of September 30, 2021.

(Series 34). The series had a total of 1 property as of March 31, 2023.

For the tax years ended December 31, 2022 and 2021, the series, in total, generated $(77,869) and $(45,254), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 34 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the Series was $(68,224) and $(65,928), respectively. The major components of these amounts are the Fund’s share of the general and administrative expenses.

(Series 35). The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021 the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 35 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $0.

(Series 36). The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021 the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 36 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $0.

(Series 37). The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021, the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 37 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $0.

(Series 38). The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021, the series, in total, generated $0, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 38 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $0.

(Series 39). The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021 the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 39 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $0.

(Series 40). The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021 the series, in total, generated $0, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 40 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $0.

(Series 41) The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021, the series, in total, generated $1,406,552 and $(433,211), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 41 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For years ended March 31, 2023 and 2022, the net income (loss) of the series was $- and $1,032,291, respectively. The major components of these amounts are the Fund’s share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

(Series 42). The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021 the series, in total, generated $(576,506) and $(135,284), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 42 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022 the net income (loss) of the series was $- and $143,547, respectively. The major components of these amounts are the Fund’s share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

(Series 43) The series did not have any properties as of March 31, 2023 and 2022.

For the tax years ended December 31, 2022 and 2021 the series, in total, generated $0 in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 43 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $0.

(Series 44) The series did not have any properties as of March 31, 2023.

For the tax years ended December 31, 2022 and 2021 the series, in total, generated $(1,126,277) and $1,980,145, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 44 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $1,755,220 and $758,807, respectively. The major components of these amounts are the Fund’s share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

(Series 45) The series did not have any properties as of March 31, 2023.

For the tax years ended December 31, 2022 and 2021 the series, in total, generated $(2,249,233) and $(3,480,455), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 45 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $1,364,970 and $596,405, respectively. The major components of these amounts are the Fund’s share of gain on sale of Operating Limited Partnerships and the general and administrative expenses.

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

(Series 46) The series had a total of 3 properties as of March 31, 2023.

For the tax years ended December 31, 2022 and 2021 the series, in total, generated $(1,807,384) and $(1,649,247), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Limited Partnerships for Series 46 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $368,886 and $376,778, respectively. The major components of these amounts are the Fund’s share of gain on sale of Operating Limited Partnerships and the fund management fee.

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

In June 2023, the investment general partner sold its interest in Saint Martin Apartments L.P., with cash proceeds to the investment partnership of $587,239. These proceeds were returned to cash reserves held by Series 46 and recorded as a gain on sale as of June 1, 2023.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an evaluation of the effectiveness of the Fund’s and each series’ internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded the Fund’s internal control over financial reporting was effective as of March 31, 2023 with respect to each series individually, as well as the Fund as a whole.

(c)	Changes in Internal Controls

There were no changes in the Fund’s or any Series’ internal control over financial reporting that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series’ internal control over financial reporting.

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

Gregory Voyentzie, age 54, has served as Chief Executive Officer of BFIM since June 2018. Mr. Voyentzie joined BFIM in 1999 and has over 28 years of experience in the affordable housing industry. Prior to his current position, Mr. Voyentzie was an Executive Vice President of BFIM and co-lead of the Production group, where he maintained joint responsibility for establishing the strategic direction of the syndication platform, identifying and marketing new capital sources and selecting property-level investments. Mr. Voyentzie has held several other senior positions within BFIM and has been a member of the firm’s Investment Committee since 2005.

Marie Reynolds, age 57, is the Chief Financial Officer (CFO) and Chief Operating Officer (COO) of BFIM. Ms. Reynolds joined BFIM in 1995 and has 27 years of financial analysis and reporting experience within the affordable housing industry. In her role as CFO and COO of BFIM, Ms. Reynolds sets financial policy for BFIM and works with senior executives to set strategic direction and develop policies that have organization-wide impact. Ms. Reynolds was named BFIM’s CFO in 2014 and COO in 2020.

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

Item 11. Executive Compensation

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2023 fiscal year:

1. An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, was accrued or paid to BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the general partner. The annual fund management fees charged to operations for the year ended March 31, 2023 was $58,455.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2023, 83,651,080 BACs had been issued. The following Series are known to have an investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 21	6.14%
Series 22	8.69%
Series 23	6.79%
Series 26	8.71%
Series 27	9.34%
Series 28	6.31%
Series 32	5.97%
Series 41	9.76%
Series 42	6.92%
Series 43	7.39%
Series 44	7.38%
Series 45	5.31%
Series 46	7.12%

As of March 31, 2023, 83,651,080 BACs had been issued. The following Series are known to have an investor, Summit Venture, P.O. Box 47638, Phoenix, AZ 85068, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 20	6.49%
Series 25	6.90%

As of March 31, 2023, 83,651,080 BACs had been issued. The following Series are known to have an investor, David Lesser, 199 S Los Robles Ave Suite 200, Pasadena CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

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

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period April 1, 1995 through March 31, 2023.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund’s response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2023 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$—	$—	$—	$—	$—

Audit Related Fees	—	—	—	—	—

Tax Fees	—	—	—	—	—

All Other Fees	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$—	$—	$—	$—	$12,155

Audit Related Fees	—	—	—	—	—

Tax Fees	—	—	—	—	1,914

All Other Fees	—	—	—	—	903

Total	$—	$—	$—	$—	$14,972

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$—	$—	$—	$—	$10,955

Audit Related Fees	—	—	—	—	—

Tax Fees	—	—	—	—	1,914

All Other Fees	—	—	—	—	903

Total	$—	$—	$—	$—	$13,772

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2023 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$—	$—	$—	$—	$—

Audit Related Fees	—	—	—	—	—

Tax Fees	—	—	—	—	—

All Other Fees	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$—	$—	$—	$—	$—

Audit Related Fees	—	—	—	—	—

Tax Fees	—	—	—	—	—

All Other Fees	—	—	—	—	272

Total	$—	$—	$—	$—	$272

Fee Type	Ser. 45	Ser. 46
Audit Fees	$17,735	$16,855

Audit Related Fees	—	—

Tax Fees	1,914	1,915

All Other Fees	693	902

Total	$20,342	$19,672

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2022 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$—	$—	$—	$—	$—

Audit Related Fees	—	—	—	—	—

Tax Fees	—	—	—	—	—

All Other Fees	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$—	$11,073	$—	$—	$15,512

Audit Related Fees	—	—	—	—	—

Tax Fees	—	—	—	—	1,182

All Other Fees	—	646	—	—	832

Total	$—	$11,719	$—	$—	$17,526

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$—	$—	$11,073	$9,898	$12,662

Audit Related Fees	—	—	—	—	—

Tax Fees	—	—	—	—	1,182

All Other Fees	—	—	646	646	832

Total	$—	$—	$11,719	$10,544	$14,676

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2022 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$—	$—	$—	$—	$—

Audit Related Fees	—	—	—	—	—

Tax Fees	—	—	—	—	—

All Other Fees	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$—	$19,037	$16,687	$—	$13,162

Audit Related Fees	—	—	—	—	—

Tax Fees	—	1,182	1,182	—	1,182

All Other Fees	—	832	832	—	830

Total	$—	$21,051	$18,701	$—	$15,174

Fee Type	Ser. 45	Ser. 46
Audit Fees	$18,836	$18,335

Audit Related Fees	—	—

Tax Fees	1,181	1,181

All Other Fees	830	830

Total	$20,847	$20,346

Audit Committee

The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by Corporate Investment Holdings, Inc.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a) 1 & 2Financial Statements and Financial Statement Schedules; Filed herein as Exhibit 13

BF Garden Tax Credit IV L.P.; filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2023 and 2022

Statements of Operations for the years ended March 31, 2023 and 2022

Statements of Changes in Partners’ Capital (Deficit) for the years ended March 31, 2023 and 2022

Statements of Cash Flows for the years ended March 31, 2023 and 2022

Notes to Financial Statements, March 31, 2023 and 2022

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

Exhibit No. 101

The following materials from the BF Garden Tax Credit Fund V L.P. Annual Report on Form 10-K for the period ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners’ Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

Exhibit No. 104

Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund IV L.P.

By:	BF Garden Associates IV L.P., its
General Partner
	By:	Corporate Investment Holdings, Inc., its General Partner

Date: June 21, 2023	By:	/s/ Gregory Voyentzie
Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 21, 2023	/s/ Gregory Voyentzie	President (Principal Executive Officer), Corporate Investment Holdings, Inc.
Gregory Voyentzie

June 21, 2023	/s/ Marie Reynolds	Treasurer (Principal Accounting and Financial Officer), Corporate Investment Holdings, Inc.
Marie Reynolds