Form 10-Q
period 2023-06-30
BF Garden Tax Credit Fund IV L.P.
filed 2023-08-10
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

For the quarterly period ended June 30, 2023

or

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

BF GARDEN TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	470,472	508,245
Other assets	3,220	5,911
	$473,692	$514,156

LIABILITIES
Accounts payable and accrued expenses	$1	$1
Accounts payable affiliates (Note C)	3,328,959	7,035,500
Capital contributions payable	—	785
	3,328,960	7,036,286

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 82,874,653 outstanding as of June 30, 2023 and March 31, 2023.	(6,496,538)	(7,446,921)
General Partner	3,641,270	924,791
	(2,855,268)	(6,522,130)
	$473,692	$514,156

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,828,200 outstanding as of June 30, 2023 and March 31, 2023.	(754,767)	(754,767)
General Partner	754,767	754,767
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of June 30, 2023 and March 31, 2023.	(898,231)	(898,231)
General Partner	898,231	898,231
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,550,145 outstanding as of June 30, 2023 and March 31, 2023.	(2,448,362)	(2,448,362)
General Partner	2,448,362	2,448,362
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,303,327 outstanding as of June 30, 2023 and March 31, 2023.	(224,264)	(224,264)
General Partner	224,264	224,264
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,150,053 outstanding as of June 30, 2023 and March 31, 2023.	173,404	173,404
General Partner	(173,404)	(173,404)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of June 30, 2023 and March 31, 2023.	219,815	219,815
General Partner	(219,815)	(219,815)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,926,374 outstanding as of June 30, 2023 and March 31, 2023.	313,969	313,969
General Partner	(313,969)	(313,969)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,431,350 outstanding as of June 30, 2023 and March 31, 2023.	133,264	133,264
General Partner	(133,264)	(133,264)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,979,139 outstanding as of June 30, 2023 and March 31, 2023.	275,140	275,140
General Partner	(275,140)	(275,140)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	47,146
Other assets	—	2,582
	$—	$49,728

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	3,113,302
Capital contributions payable	—	785
	—	3,114,087

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,911,725 outstanding as of June 30, 2023 and March 31, 2023.	(2,341,163)	(2,695,068)
General Partner	2,341,163	(369,291)
	—	(3,064,359)
	$—	$49,728

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,621,200 outstanding as of June 30, 2023 and March 31, 2023.	(883,119)	(883,119)
General Partner	883,119	883,119
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,375,757 outstanding as of June 30, 2023 and March 31, 2023.	353,529	353,529
General Partner	(353,529)	(353,529)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,706,298 outstanding as of June 30, 2023 and March 31, 2023.	380,821	380,821
General Partner	(380,821)	(380,821)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,605,833 outstanding as of June 30, 2023 and March 31, 2023.	196,294	196,294
General Partner	(196,294)	(196,294)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	25,145	31,891
Other assets	55	82
	$25,200	$31,973

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	2,511,383	2,506,760
Capital contributions payable	—	—
	2,511,383	2,506,760

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,474,319 outstanding as of June 30, 2023 and March 31, 2023.	(2,160,932)	(2,149,650)
General Partner	(325,251)	(325,137)
	(2,486,183)	(2,474,787)
	$25,200	$31,973

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,277,913 outstanding as of June 30, 2023 and March 31, 2023.	223,088	223,088
General Partner	(223,088)	(223,088)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,083,704 outstanding as of June 30, 2023 and March 31, 2023.	148,221	148,221
General Partner	(148,221)	(148,221)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,489,100 outstanding as of June 30, 2023 and March 31, 2023.	205,359	205,359
General Partner	(205,359)	(205,359)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,536,200 outstanding as of June 30, 2023 and March 31, 2022.	188,889	188,889
General Partner	(188,889)	(188,889)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of June 30, 2023 and March 31, 2023.	196,043	196,043
General Partner	(196,043)	(196,043)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,611,356 outstanding as of June 30, 2023 and March 31, 2023.	216,900	216,900
General Partner	(216,900)	(216,900)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,865,176 outstanding as of June 30, 2023 and March 31, 2023.	(987,713)	(987,713)
General Partner	987,713	987,713
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,706,362 outstanding as of June 30, 2023 and March 31, 2023.	216,680	216,680
General Partner	(216,680)	(216,680)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,617,987 outstanding as of June 30, 2023 and March 31, 2023.	306,854	306,854
General Partner	(306,854)	(306,854)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,682,873 outstanding as of June 30, 2023 and March 31, 2023.	207,874	207,874
General Partner	(207,874)	(207,874)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 3,989,967 outstanding as of June 30, 2023 and March 31, 2023.	348,522	348,522
General Partner	(348,522)	(348,522)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	June 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	445,327	429,208
Other assets	3,165	3,247
	$448,492	$432,455

LIABILITIES
Accounts payable and accrued expenses	$1	$1
Accounts payable affiliates (Note C)	817,576	1,415,438
Capital contributions payable	—	—
	817,577	1,415,439

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,965,635 outstanding as of June 30, 2023 and March 31, 2023.	(102,653)	(710,413)
General Partner	(266,432)	(272,571)
	(369,085)	(982,984)
	$448,492	$432,455

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

	2023	2022

Income
Interest income	$3,250	$729
Other income	49,860	142,163
	53,110	142,892

Gain on disposition of Operating Partnerships	1,017,868	3,230,668

Expenses
Professional fees	1,429	1,492
Fund management fee, net (Note C)	1,623	5,751
General and administrative expenses	107,943	122,591
	110,995	129,834

NET INCOME (LOSS)	$959,983	$3,243,726

Net income (loss) allocated to assignees	$950,383	$3,211,289

Net income (loss) allocated to general partner	$9,600	$32,437

Net income (loss) per BAC	$.01	$.04

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 20

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 21

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 22

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 23

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 24

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 25

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 26

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 27

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 28

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 29

	2023	2022

Income
Interest income	$459	$23
Other income	16,876	—
	17,335	23

Gain on disposition of Operating Partnerships	430,628	—

Expenses
Professional fees	310	299
Fund management fee, net (Note C)	—	1,128
General and administrative expenses	90,173	14,635
	90,483	16,062

NET INCOME (LOSS)	$357,480	$(16,039)

Net income (loss) allocated to assignees	$353,905	$(15,879)

Net income (loss) allocated to general partner	$3,575	$(160)

Net income (loss) per BAC	$.09	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 30

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 31

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 32

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 33

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 34

	2023	2022

Income
Interest income	$134	$17
Other income	—	—
	134	17

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	809	299
Fund management fee, net (Note C)	1,623	4,623
General and administrative expenses	9,098	11,425
	11,530	16,347

NET INCOME (LOSS)	$(11,396)	$(16,330)

Net income (loss) allocated to assignees	$(11,282)	$(16,167)

Net income (loss) allocated to general partner	$(114)	$(163)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 35

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 36

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 37

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 38

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 39

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 40

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 41

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 42

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 43

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 44

	2023	2022

Income
Interest income	$—	$437
Other income	—	81,588
	—	82,025

Gain on disposition of Operating Partnerships	—	1,746,178

Expenses
Professional fees	—	298
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	72,685
	—	72,983

NET INCOME (LOSS)	$—	$1,755,220

Net income (loss) allocated to assignees	$—	$1,737,668

Net income (loss) allocated to general partner	$—	$17,552

Net income (loss) per BAC	$—	$.65

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 45

	2023	2022

Income
Interest income	$—	$144
Other income	—	58,183
	—	58,327

Gain on disposition of Operating Partnerships	—	1,405,869

Expenses
Professional fees	—	298
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	12,949
	—	13,247

NET INCOME (LOSS)	$—	$1,450,949

Net income (loss) allocated to assignees	$—	$1,436,440

Net income (loss) allocated to general partner	$—	$14,509

Net income (loss) per BAC	$—	$.36

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 46

	2023	2022

Income
Interest income	$2,657	$108
Other income	32,984	2,392
	35,641	2,500

Gain (Loss) on disposition of Operating Partnerships	587,240	78,621

Expenses
Professional fees	310	298
Fund management fee, net (Note C)	—	—
General and administrative expenses	8,672	10,897
	8,982	11,195

NET INCOME (LOSS)	$613,899	$69,926

Net income (loss) allocated to assignees	$607,760	$69,227

Net income (loss) allocated to general partner	$6,139	$699

Net income (loss) per BAC	$.20	$.02

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(7,446,921)	$924,791	$(6,522,130)

Contribution	—	2,706,879	2,706,879

Net income (loss)	950,383	9,600	959,983

Partners’ capital (deficit), June 30, 2023	$(6,496,538)	$3,641,270	$(2,855,268)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(7,296,726)	$891,243	$(6,405,483)

Distribution	(2,957,455)	—	(2,957,455)

Net income (loss)	3,211,289	32,437	3,243,726

Partners’ capital (deficit), June 30, 2022	$(7,042,892)	$923,680	$(6,119,212)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 20

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(754,767)	$754,767	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$(754,767)	$754,767	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(754,767)	$754,767	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$(754,767)	$754,767	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 21

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(898,231)	$898,231	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$(898,231)	$898,231	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(898,231)	$898,231	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$(898,231)	$898,231	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 22

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(2,448,362)	$2,448,362	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$(2,448,362)	$2,448,362	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(2,448,362)	$2,448,362	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$(2,448,362)	$2,448,362	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 23

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(224,264)	$224,264	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$(224,264)	$224,264	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(224,264)	$224,264	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$(224,264)	$224,264	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 24

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$173,404	$(173,404)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$173,404	$(173,404)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$173,404	$(173,404)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$173,404	$(173,404)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 25

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$219,815	$(219,815)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$219,815	$(219,815)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$219,815	$(219,815)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$219,815	$(219,815)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 26

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$313,969	$(313,969)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$313,969	$(313,969)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$313,969	$(313,969)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$313,969	$(313,969)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 27

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$133,264	$(133,264)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$133,264	$(133,264)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$133,264	$(133,264)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$133,264	$(133,264)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 28

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$275,140	$(275,140)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$275,140	$(275,140)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$275,140	$(275,140)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$275,140	$(275,140)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 29

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(2,695,068)	$(369,291)	$(3,064,359)

Contribution	—	2,706,879	2,706,879

Net income (loss)	353,905	3,575	357,480

Partners’ capital (deficit), June 30, 2023	$(2,341,163)	$2,341,163	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(2,629,677)	$(368,630)	$(2,998,307)

Distribution	—	—	—

Net income (loss)	(15,879)	(160)	(16,039)

Partners’ capital (deficit), June 30, 2022	$(2,645,556)	$(368,790)	$(3,014,346)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 30

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(883,119)	$883,119	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$(883,119)	$883,119	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(883,119)	$883,119	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$(883,119)	$883,119	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 31

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$353,529	$(353,529)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$353,529	$(353,529)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$353,529	$(353,529)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$353,529	$(353,529)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 32

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$380,821	$(380,821)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$380,821	$(380,821)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$380,821	$(380,821)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$380,821	$(380,821)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 33

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$196,294	$(196,294)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$196,294	$(196,294)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$196,294	$(196,294)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$196,294	$(196,294)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 34

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(2,149,650)	$(325,137)	$(2,474,787)

Contribution	—	—	—

Net income (loss)	(11,282)	(114)	(11,396)

Partners’ capital (deficit), June 30, 2023	$(2,160,932)	$(325,251)	$(2,486,183)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(2,082,108)	$(324,455)	$(2,406,563)

Distribution	—	—	—

Net income (loss)	(16,167)	(163)	(16,330)

Partners’ capital (deficit), June 30, 2022	$(2,098,275)	$(324,618)	$(2,422,893)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 35

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$223,088	$(223,088)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$223,088	$(223,088)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$223,088	$(223,088)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$223,088	$(223,088)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 36

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$148,221	$(148,221)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$148,221	$(148,221)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$148,221	$(148,221)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$148,221	$(148,221)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 37

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$205,359	$(205,359)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$205,359	$(205,359)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$205,359	$(205,359)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$205,359	$(205,359)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 38

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$188,889	$(188,889)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$188,889	$(188,889)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$188,889	$(188,889)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$188,889	$(188,889)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 39

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$196,043	$(196,043)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$196,043	$(196,043)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$196,043	$(196,043)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$196,043	$(196,043)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 40

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$216,900	$(216,900)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$216,900	$(216,900)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$216,900	$(216,900)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$216,900	$(216,900)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 41

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(987,713)	$987,713	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$(987,713)	$987,713	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(987,713)	$987,713	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$(987,713)	$987,713	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 42

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$216,680	$(216,680)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit),June 30, 2023	$216,680	$(216,680)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$216,680	$(216,680)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$216,680	$(216,680)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 43

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$306,854	$(306,854)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$306,854	$(306,854)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$306,854	$(306,854)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	$306,854	$(306,854)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 44

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$207,874	$(207,874)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$207,874	$(207,874)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$1,427,661	$(255,426)	$1,202,235

Distribution	(2,957,455)	—	(2,957,455)

Net income (loss)	1,737,668	17,552	1,755,220

Partners’ capital (deficit), June 30, 2022	$207,874	$(207,874)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 45

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$348,522	$(348,522)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$348,522	$(348,522)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(488,806)	$(362,172)	$(850,978)

Distribution	—	—	—

Net income (loss)	1,436,440	14,509	1,450,949

Partners’ capital (deficit), June 30, 2022	$947,634	$(347,663)	$599,971

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 46

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(710,413)	$(272,571)	$(982,984)

Contribution	—	—	—

Net income (loss)	607,760	6,139	613,899

Partners’ capital (deficit), June 30, 2023	$(102,653)	$(266,432)	$(369,085)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(1,075,610)	$(276,260)	$(1,351,870)

Distribution	—	—	—

Net income (loss)	69,227	699	69,926

Partners’ capital (deficit), June 30, 2022	$(1,006,383)	$(275,561)	$(1,281,944)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

	2023	2022

Cash flows from operating activities:
Net income (loss)	$959,983	$3,243,726
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(1,017,868)	(3,230,668)
Changes in assets and liabilities
(Increase) Decrease in other assets	2,691	(450)
(Decrease) Increase in accounts payable and accrued expenses	—	1
(Decrease) Increase in accounts payable affiliates	(999,662)	(1,447,179)
Net cash (used in) provided by operating activities	(1,054,856)	(1,434,570)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	1,017,083	3,230,668
Net cash provided by investing activities	1,017,083	3,230,668
Cash flows from financing activities:
Distributions	—	(2,957,455)
Net cash used in financing activities	—	(2,957,455)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,773)	(1,161,357)
Cash and cash equivalents, beginning	508,245	2,370,898
Cash and cash equivalents, ending	$470,472	$1,209,541

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$2,706,879	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 20

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 21

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 22

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 23

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 24

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 25

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 26

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 27

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 28

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 29

	2023	2022

Cash flows from operating activities:

Net income (loss)	$357,480	$(16,039)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(430,628)	—
Changes in assets and liabilities
(Increase) Decrease in other assets	2,582	(56)
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	(406,423)	1,128
Net cash (used in) provided by operating activities	(476,989)	(14,967)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	429,843	—
Net cash provided by investing activities	429,843	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47,146)	(14,967)
Cash and cash equivalents, beginning	47,146	108,768
Cash and cash equivalents, ending	$—	$93,801

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$2,706,879	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 30

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 31

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 32

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 33

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 34

	2023	2022

Cash flows from operating activities:

Net income (loss)	$(11,396)	$(16,330)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	27	(56)
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	4,623	4,623
Net cash (used in) provided by operating activities	(6,746)	(11,763)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,746)	(11,763)
Cash and cash equivalents, beginning	31,891	81,705
Cash and cash equivalents, ending	$25,145	$69,942

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 35

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 36

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 37

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 38

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 39

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 40

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 41

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 42

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 43

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	—
Net cash (used in) provided by operating activities	—	—
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning	—	—
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 44

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$1,755,220
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	(1,746,178)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	(28,269)
Net cash (used in) provided by operating activities	—	(19,227)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	1,746,178
Net cash provided by investing activities	—	1,746,178
Cash flows from financing activities:
Distributions	—	(2,957,455)
Net cash used in financing activities	—	(2,957,455)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(1,230,504)
Cash and cash equivalents, beginning	—	1,230,504
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 45

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$1,450,949
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	(1,405,869)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	(113)
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	(1,134,074)
Net cash (used in) provided by operating activities	—	(1,089,107)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	1,405,869
Net cash provided by investing activities	—	1,405,869
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	316,762
Cash and cash equivalents, beginning	—	287,530
Cash and cash equivalents, ending	$—	$604,292

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 46

	2023	2022

Cash flows from operating activities:

Net income (loss)	$613,899	$69,926
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(587,240)	(78,621)
Changes in assets and liabilities
(Increase) Decrease in other assets	82	(225)
(Decrease) Increase in accounts payable and accrued expenses	—	1
(Decrease) Increase in accounts payable affiliates	(597,862)	(290,587)
Net cash (used in) provided by operating activities	(571,121)	(299,506)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	587,240	78,621
Net cash provided by investing activities	587,240	78,621
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,119	(220,885)
Cash and cash equivalents, beginning	429,208	662,391
Cash and cash equivalents, ending	$445,327	$441,506

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

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

June 30, 2023

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2023 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund’s accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2023

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned to BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2023 and 2022, are as follows:

	2023	2022
Series 29	$376	$1,128
Series 34	4,623	4,623
Series 44	—	2,645
Series 45	—	8,729
Series 46	12,279	26,108
	$17,278	$43,233

The fund management fees paid for the three months ended June 30, 2023 and 2022 are as follows:

	2023	2022
Series 29	$406,799	$—
Series 44	—	30,914
Series 45	—	1,142,803
Series 46	610,141	316,695
	$1,016,940	$1,490,412

An affiliate of the general partner has forgiven asset management fees payable as a result of the sales of all operating limited partnerships in one of the series. Total forgiveness of debt for the quarters ended June 30, 2023 and 2022 was $2,706,879 and $-, respectively. Because the transaction involved an affiliate of the general partner, the transaction is accounted for as an equity transaction instead of income to the Fund.

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2023

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2023 and 2022, the Fund has limited partnership interests in 3 and 8 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2023 and 2022 are as follows:

	2023	2022
Series 20	—	—
Series 21	—	—
Series 22	—	—
Series 23	—	—
Series 24	—	—
Series 25	—	—
Series 26	—	—
Series 27	—	—
Series 28	—	—
Series 29	—	1
Series 30	—	—
Series 31	—	—
Series 32	—	—
Series 33	—	—
Series 34	1	1
Series 35	—	—
Series 36	—	—
Series 37	—	—
Series 38	—	—
Series 39	—	—
Series 40	—	—
Series 41	—	—
Series 42	—	—
Series 43	—	—
Series 44	—	—
Series 45	—	2
Series 46	2	4
	3	8

Under the terms of the Fund’s investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2023 and 2022, are as follows:

	2023	2022
Series 29	$—	$785

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the three months ended June 30, 2023 the Fund disposed of two Operating Partnerships. A summary of the dispositions by series for June 30, 2023 is as follows:

	Operating	Sale of
	Partnership	Underlying	Fund Proceeds
	Interest	Operating	from	Gain on
	Transferred	Partnership	Disposition *	Disposition
Series 29	—	1	$429,843	$430,628
Series 46	—	1	587,240	587,240
Total	—	2	$1,017,083	$1,017,868

*	Fund proceeds from disposition does not include $785, which was due to a write-off of capital contribution payable as of June 30, 2023, for Series 29.

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund’s fiscal year ends March 31st for each year, while all the Operating Partnerships’ fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership’s partnership agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership’s quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2023.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

	2023	2022
Revenues
Rental	$376,586	$691,106
Interest and other	7,980	20,331
	384,566	711,437

Expenses
Interest	38,914	102,253
Depreciation and amortization	77,668	198,607
Operating expenses	271,951	545,299
	388,533	846,159

NET INCOME (LOSS)	$(3,967)	$(134,722)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(3,928)	$(133,375)

Net income (loss) allocated to other Partners	$(39)	$(1,347)

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 20

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 21

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 22

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 23

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 24

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 25

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 26

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 27

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 28

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 29

	2023	2022
Revenues
Rental	$—	$81,488
Interest and other	—	—
	—	81,488

Expenses
Interest	—	6,115
Depreciation and amortization	—	13,577
Operating expenses	—	79,766
	—	99,458

NET INCOME (LOSS)	$—	$(17,970)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$(17,790)

Net income (loss) allocated to other Partners	$—	$(180)

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 30

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 31

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 32

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 33

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 34

	2023	2022
Revenues
Rental	$156,690	$148,515
Interest and other	5,987	8,977
	162,677	157,492

Expenses
Interest	20,966	21,476
Depreciation and amortization	22,107	21,644
Operating expenses	112,723	92,074
	155,796	135,194

NET INCOME (LOSS)	$6,881	$22,298

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$6,812	$22,075

Net income (loss) allocated to other Partners	$69	$223

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 35

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 36

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 37

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 38

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 39

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 40

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 41

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 42

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 43

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 44

	2023	2022
Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$—

Net income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 45

	2023	2022
Revenues
Rental	$—	$87,460
Interest and other	—	4,010
	—	91,470

Expenses
Interest	—	12,194
Depreciation and amortization	—	56,494
Operating expenses	—	96,431
	—	165,119

NET INCOME (LOSS)	$—	$(73,649)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$(72,913)

Net income (loss) allocated to other Partners	$—	$(736)

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 46

	2023	2022
Revenues
Rental	$219,896	$373,643
Interest and other	1,993	7,344
	221,889	380,987

Expenses
Interest	17,948	62,468
Depreciation and amortization	55,561	106,892
Operating expenses	159,228	277,028
	232,737	446,388

NET INCOME (LOSS)	$(10,848)	$(65,401)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(10,740)	$(64,747)

Net income (loss) allocated to other Partners	$(108)	$(654)

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

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2019 remain open.

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2023

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

Item 2.Management’s Discussions and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Liquidity

The Fund’s former sources of funds were (i) the proceeds of the Offering, (ii) interest earned on capital contributions held pending investment and on working capital, and (iii) cash distributions from operations of the Operating Partnerships in which the Fund invested. The Fund’s current sources of liquidity include (i) interest on working capital and (ii) cash distributions from operations of the Operating Partnerships in which the Fund invested. The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended June 30, 2023 were $17,278 and total fund management fees accrued as of June 30, 2023 were $3,328,959. During the three months ended June 30, 2023, $1,016,940 of the accrued fund management fees were paid. Pursuant to the Fund’s partnership agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third-party obligations of the Fund. The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered beneficial assignee certificates (“BACs”) in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of June 30, 2023.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in all 14 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in all 29 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in all 45 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30, 1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in all 26 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in all 22 of the Operating Partnerships.

As a result of the sale of all operating limited partnerships an affiliate of the general partner has forgiven asset management fees payable of the series. The total forgiveness of debt for the three months ended June 30, 2023 was $2,706,879 for Series 29. Because the transaction involved an affiliate of the general partner, the transaction is accounted for as an equity transaction instead of income to the Fund.

During the quarter ended June 30, 2023, Series 29 applied $785 of contributions payable to a current year disposition and has now released all payments of its capital contributions to the Operating Partnerships.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since sold its interest in all 20 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 30 had released all payments of its capital contributions to the Operating Partnerships.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since sold its interest in all 27 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 31 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2023, Series 32 had released all payments of its capital contributions to the Operating Partnerships.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 33 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2023, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in all 7 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 37 had released all payments of its capital contributions to the Operating Partnerships.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $18,612,287. Series 38 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 38 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492. Series 39 has since sold its interest in all 9 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 39 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772. Series 40 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 40 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. Series 41 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 41 had released all payments of its capital contributions to the Operating Partnerships.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 42 had released all payments of its capital contributions to the Operating Partnerships.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in September 30, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. Series 43 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 43 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BACs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $20,248,519. Series 44 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. Series 45 has since sold its interest in all 31 of the Operating Partnerships.

Prior to the quarter ended June 30, 2023, Series 45 had released all payments of its capital contributions to the Operating Partnerships.

Series 46

The Fund commenced offering BACs in Series 46 on September 23, 2003. Offers and sales of BACs in Series 46 were completed on December 19, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $22,495,082. Series 46 has since sold its interest in 13 of the Operating Partnerships and 2 remain.

Prior to the quarter ended June 30, 2023, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of June 30, 2023 and 2022, the Fund held limited partnership interests in 3 and 8 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, formerly an affiliate of the Fund’s general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the Fund’s general partner, in an annual fund management fee of.5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2023 are as follows:

			3 Months
	3 Months	3 Months	Fund Management Fee Net
	Gross Fund	Asset Management and	of Asset Management and
	Management Fee	Reporting Fee	Reporting Fee
Series 29	$376	$376	$—
Series 34	4,623	3,000	1,623
Series 46	12,279	12,279	—
	$17,278	$15,655	$1,623

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

The series did not have any properties as of June 30, 2023 and 2022.

Series 21

The series did not have any properties as of June 30, 2023 and 2022.

Series 22

The series did not have any properties as of June 30, 2023 and 2022.

Series 23

The series did not have any properties as of June 30, 2023 and 2022.

Series 24

The series did not have any properties as of June 30, 2023 and 2022.

Series 25

The series did not have any properties as of June 30, 2023 and 2022.

Series 26

The series did not have any properties as of June 30, 2023 and 2022.

Series 27

The series did not have any properties as of June 30, 2023 and 2022.

Series 28

The series did not have any properties as of June 30, 2023 and 2022.

Series 29

The series did not have any properties as of June 30, 2023.

For the three-month periods ended June 30, 2023 and 2022, Series 29 reflects a net loss from Operating Partnerships of $- and $(17,970), respectively, which includes depreciation and amortization of $- and $13,577, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In April 2023, the investment general partner sold its interest in Lincoln Hotel Partnership, A California Limited Partnership, with cash proceeds to the investment partnership of $429,843. These proceeds were returned to cash reserves held by Series 29 and recorded as a gain on sale as of June 30, 2023. In addition, equity outstanding for the Operating Partnership in the amount of $785 for Series 29 was recorded as gain on the sale of the Operating Partnership as of June 30, 2023.

Series 30

The series did not have any properties as of June 30, 2023 and 2022.

Series 31

The series did not have any properties as of June 30, 2023 and 2022.

Series 32

The series did not have any properties as of June 30, 2023 and 2022.

Series 33

The series did not have any properties as of June 30, 2023 and 2022.

Series 34

The series had a total of 1 property at June 30, 2023.

For the three-month periods ended June 30, 2023 and 2022, Series 34 reflects a net income from the Operating Partnerships of $6,881 and $22,298, respectively, which includes depreciation and amortization of $22,107 and $21,644, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 35

The series did not have any properties as of June 30, 2023 and 2022.

Series 36

The series did not have any properties as of June 30, 2023 and 2022.

Series 37

The series did not have any properties as of June 30, 2023 and 2022.

Series 38

The series did not have any properties as of June 30, 2023 and 2022.

Series 39

The series did not have any properties as of June 30, 2023 and 2022.

Series 40

The series did not have any properties as of June 30, 2023 and 2022.

Series 41

The series did not have any properties as of June 30, 2023 and 2022.

Series 42

The series did not have any properties as of June 30, 2023 and 2022.

Series 43

The series did not have any properties as of June 30, 2023 and 2022.

Series 44

The series did not have any properties as of June 30, 2023 and 2022.

In April 2022, the investment general partner sold its interest in Aurora Village Associates, LLP, with cash proceeds to the investment partnership of $1,746,178. These proceeds were returned to cash reserves held by Series 44 and recorded as a gain on sale as of June 30, 2022.

Series 45

The series did not have any properties as of June 30, 2023.

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

Series 46

The series had a total of 2 properties at June 30, 2023.

For the three-month periods ended June 30, 2023 and 2022, Series 46 reflects a net loss from Operating Partnerships of $(10,848) and $(65,401), respectively, which includes depreciation and amortization of $55,561 and $106,892, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In June 2023, the investment general partner sold its interest in Saint Martin Apartments L.P., with cash proceeds to the investment partnership of $587,240. These proceeds were returned to cash reserves held by Series 46 and recorded as a gain on sale as of June 30, 2023.

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

(b)   Changes in Internal Controls

There were no changes in the Fund’s or any series’ internal control over financial reporting that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series’ internal control over financial reporting.

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

There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2023.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

None

Item 6.Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

101. The following materials from the BF Garden Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners’ Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund IV L.P.
	By:	BF Garden Associates IV L.P.,
its General Partner
		By:	Corporate Investment Holdings, Inc.,
its General Partner

Date: August 10, 2023			By:	/s/ Gregory Voyentzie

Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

August 10, 2023	/s/ Gregory Voyentzie	President (Principal Executive Officer),
	Gregory Voyentzie	Corporate Investment Holdings, Inc.

August 10, 2023	/s/ Marie Reynolds	Treasurer (Principal Accounting and Financial Officer),
	Marie Reynolds	Corporate Investment Holdings, Inc.