Form 10-Q
period 2023-09-30
BF Garden Tax Credit Fund IV L.P.
filed 2023-11-09
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

For the quarterly period ended September 30, 2023

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number        0-26200

BF GARDEN TAX CREDIT FUND IV L.P.

(Exact name of registrant as specified in its charter)

Delaware	04-3208648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Franklin Street, 28th Floor Boston, Massachusetts 02110

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

BF GARDEN TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	399,419	508,245
Other assets	3,083	5,911
	$402,502	$514,156

LIABILITIES
Accounts payable and accrued expenses	$1	$1
Accounts payable affiliates (Note C)	3,362,945	7,035,500
Capital contributions payable	—	785
	3,362,946	7,036,286

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 82,874,653 outstanding as of September 30, 2023 and March 31, 2023.	(6,600,662)	(7,446,921)
General Partner	3,640,218	924,791
	(2,960,444)	(6,522,130)
	$402,502	$514,156

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,828,200 outstanding as of September 30, 2023 and March 31, 2023.	(754,767)	(754,767)
General Partner	754,767	754,767
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of September 30, 2023 and March 31, 2023.	(898,231)	(898,231)
General Partner	898,231	898,231
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,550,145 outstanding as of September 30, 2023 and March 31, 2023.	(2,448,362)	(2,448,362)
General Partner	2,448,362	2,448,362
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,303,327 outstanding as of September 30, 2023 and March 31, 2023.	(224,264)	(224,264)
General Partner	224,264	224,264
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,150,053 outstanding as of September 30, 2023 and March 31, 2023.	173,404	173,404
General Partner	(173,404)	(173,404)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of September 30, 2023 and March 31, 2023.	219,815	219,815
General Partner	(219,815)	(219,815)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,926,374 outstanding as of September 30, 2023 and March 31, 2023.	313,969	313,969
General Partner	(313,969)	(313,969)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,431,350 outstanding as of September 30, 2023 and March 31, 2023.	133,264	133,264
General Partner	(133,264)	(133,264)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,979,139 outstanding as of September 30, 2023 and March 31, 2023.	275,140	275,140
General Partner	(275,140)	(275,140)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	47,146
Other assets	—	2,582
	$—	$49,728

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	3,113,302
Capital contributions payable	—	785
	—	3,114,087

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,911,725 outstanding as of September 30, 2023 and March 31, 2023.	(2,341,163)	(2,695,068)
General Partner	2,341,163	(369,291)
	—	(3,064,359)
	$—	$49,728

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,621,200 outstanding as of September 30, 2023 and March 31, 2023.	(883,119)	(883,119)
General Partner	883,119	883,119
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,375,757 outstanding as of September 30, 2023 and March 31, 2023.	353,529	353,529
General Partner	(353,529)	(353,529)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,706,298 outstanding as of September 30, 2023 and March 31, 2023.	380,821	380,821
General Partner	(380,821)	(380,821)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,605,833 outstanding as of September 30, 2023 and March 31, 2023.	196,294	196,294
General Partner	(196,294)	(196,294)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	1,709	31,891
Other assets	28	82
	$1,737	$31,973

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	2,536,006	2,506,760
Capital contributions payable	—	—
	2,536,006	2,506,760

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,474,319 outstanding as of September 30, 2023 and March 31, 2023.	(2,208,537)	(2,149,650)
General Partner	(325,732)	(325,137)
	(2,534,269)	(2,474,787)
	$1,737	$31,973

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,277,913 outstanding as of September 30, 2023 and March 31, 2023.	223,088	223,088
General Partner	(223,088)	(223,088)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,083,704 outstanding as of September 30, 2023 and March 31, 2023.	148,221	148,221
General Partner	(148,221)	(148,221)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,489,100 outstanding as of September 30, 2023 and March 31, 2023.	205,359	205,359
General Partner	(205,359)	(205,359)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,536,200 outstanding as of September 30, 2023 and March 31, 2022.	188,889	188,889
General Partner	(188,889)	(188,889)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of September 30, 2023 and March 31, 2023.	196,043	196,043
General Partner	(196,043)	(196,043)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,611,356 outstanding as of September 30, 2023 and March 31, 2023.	216,900	216,900
General Partner	(216,900)	(216,900)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,865,176 outstanding as of September 30, 2023 and March 31, 2023.	(987,713)	(987,713)
General Partner	987,713	987,713
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,706,362 outstanding as of September 30, 2023 and March 31, 2023.	216,680	216,680
General Partner	(216,680)	(216,680)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,617,987 outstanding as of September 30, 2023 and March 31, 2023.	306,854	306,854
General Partner	(306,854)	(306,854)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,682,873 outstanding as of September 30, 2023 and March 31, 2023.	207,874	207,874
General Partner	(207,874)	(207,874)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 3,989,967 outstanding as of September 30, 2023 and March 31, 2023.	348,522	348,522
General Partner	(348,522)	(348,522)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	September 30,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	397,710	429,208
Other assets	3,055	3,247
	$400,765	$432,455

LIABILITIES
Accounts payable and accrued expenses	$1	$1
Accounts payable affiliates (Note C)	826,939	1,415,438
Capital contributions payable	—	—
	826,940	1,415,439

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,965,635 outstanding as of September 30, 2023 and March 31, 2023.	(159,172)	(710,413)
General Partner	(267,003)	(272,571)
	(426,175)	(982,984)
	$400,765	$432,455

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

	2023	2022

Income
Interest income	$2,141	$1,719
Other income	—	—
	2,141	1,719

Gain on disposition of Operating Partnerships	—	4,999

Expenses
Professional fees	31,534	43,711
Fund management fee, net (Note C)	13,986	24,656
General and administrative expenses	61,797	62,685
	107,317	131,052

NET INCOME (LOSS)	$(105,176)	$(124,334)

Net income (loss) allocated to assignees	$(104,124)	$(123,091)

Net income (loss) allocated to general partner	$(1,052)	$(1,243)

Net income (loss) per BAC	$(.00)	$(.00)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 29

	2023	2022

Income
Interest income	$—	$109
Other income	—	—
	—	109

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	7,737
Fund management fee, net (Note C)	—	1,128
General and administrative expenses	—	18,393
	—	27,258

NET INCOME (LOSS)	$—	$(27,149)

Net income (loss) allocated to assignees	$—	$(26,877)

Net income (loss) allocated to general partner	$—	$(272)

Net income (loss) per BAC	$—	$(.01)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 34

	2023	2022

Income
Interest income	$98	$80
Other income	—	—
	98	80

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	12,616	6,537
Fund management fee, net (Note C)	4,623	1,623
General and administrative expenses	30,945	14,730
	48,184	22,890

NET INCOME (LOSS)	$(48,086)	$(22,810)

Net income (loss) allocated to assignees	$(47,605)	$(22,582)

Net income (loss) allocated to general partner	$(481)	$(228)

Net income (loss) per BAC	$(.01)	$(.01)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 45

	2023	2022

Income
Interest income	$—	$890
Other income	—	—
	—	890

Gain on disposition of Operating Partnerships	—	4,999

Expenses
Professional fees	—	16,437
Fund management fee, net (Note C)	—	3,970
General and administrative expenses	—	16,102
	—	36,509

NET INCOME (LOSS)	$—	$(30,620)

Net income (loss) allocated to assignees	$—	$(30,314)

Net income (loss) allocated to general partner	$—	$(306)

Net income (loss) per BAC	$—	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 46

	2023	2022

Income
Interest income	$2,043	$640
Other income	—	–
	2,043	640

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	18,918	13,000
Fund management fee, net (Note C)	9,363	17,935
General and administrative expenses	30,852	13,460
	59,133	44,395

NET INCOME (LOSS)	$(57,090)	$(43,755)

Net income (loss) allocated to assignees	$(56,519)	$(43,318)

Net income (loss) allocated to general partner	$(571)	$(437)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

	2023	2022

Income
Interest income	$5,391	$2,448
Other income	40,497	142,163
	45,888	144,611

Gain on disposition of Operating Partnerships	1,017,868	3,235,667

Expenses
Professional fees	32,963	45,203
Fund management fee, net (Note C)	6,246	30,407
General and administrative expenses	169,740	185,276
	208,949	260,886

NET INCOME (LOSS)	$854,807	$3,119,392

Net income (loss) allocated to assignees	$846,259	$3,088,198

Net income (loss) allocated to general partner	$8,548	$31,194

Net income (loss) per BAC	$.01	$.04

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 29

	2023	2022

Income
Interest income	$459	$132
Other income	16,876	—
	17,335	132

Gain on disposition of Operating Partnerships	430,628	—

Expenses
Professional fees	310	8,036
Fund management fee, net (Note C)	—	2,256
General and administrative expenses	90,173	33,028
	90,483	43,320

NET INCOME (LOSS)	$357,480	$(43,188)

Net income (loss) allocated to assignees	$353,905	$(42,756)

Net income (loss) allocated to general partner	$3,575	$(432)

Net income (loss) per BAC	$.09	$(.01)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 34

	2023	2022
Income
Interest income	$232	$97
Other income	—	—
	232	97

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	13,425	6,836
Fund management fee, net (Note C)	6,246	6,246
General and administrative expenses	40,043	26,155
	59,714	39,237

NET INCOME (LOSS)	$(59,482)	$(39,140)

Net income (loss) allocated to assignees	$(58,887)	$(38,749)

Net income (loss) allocated to general partner	$(595)	$(391)

Net income (loss) per BAC	$(.02)	$(.01)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 45

	2023	2022
Income
Interest income	$—	$1,034
Other income	—	58,183
	—	59,217

Gain on disposition of Operating Partnerships	—	1,410,868

Expenses
Professional fees	—	16,735
Fund management fee, net (Note C)	—	3,970
General and administrative expenses	—	29,051
	—	49,756

NET INCOME (LOSS)	$—	$1,420,329

Net income (loss) allocated to assignees	$—	$1,406,126

Net income (loss) allocated to general partner	$—	$14,203

Net income (loss) per BAC	$—	$.35

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 46

	2023	2022
Income
Interest income	$4,700	$748
Other income	23,621	2,392
	28,321	3,140

Gain on disposition of Operating Partnerships	587,240	78,621

Expenses
Professional fees	19,228	13,298
Fund management fee, net (Note C)	—	17,935
General and administrative expenses	39,524	24,357
	58,752	55,590

NET INCOME (LOSS)	$556,809	$26,171

Net income (loss) allocated to assignees	$551,241	$25,909

Net income (loss) allocated to general partner	$5,568	$262

Net income (loss) per BAC	$.19	$.01

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(7,446,921)	$924,791	$(6,522,130)

Contribution	—	2,706,879	2,706,879

Net income (loss)	950,383	9,600	959,983

Partners’ capital (deficit), June 30, 2023	$(6,496,538)	$3,641,270	$(2,855,268)

Net income (loss)	(104,124)	(1,052)	(105,176)

Partners’ capital (deficit), September 30, 2023	$(6,600,662)	$3,640,218	$(2,960,444)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(7,296,726)	$891,243	$(6,405,483)

Distribution	(2,957,455)	—	(2,957,455)

Net income (loss)	3,211,289	32,437	3,243,726

Partners’ capital (deficit), June 30, 2022	(7,042,892)	923,680	(6,119,212)

Net income (loss)	(123,091)	(1,243)	(124,334)

Partners’ capital (deficit), September 30, 2022	$(7,165,983)	$922,437	$(6,243,546)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 20

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(754,767)	$754,767	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$(754,767)	$754,767	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(754,767)	$754,767	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(754,767)	$754,767	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(754,767)	754,767	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(754,767)	$754,767	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 21

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(898,231)	$898,231	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$(898,231)	$898,231	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(898,231)	$898,231	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(898,231)	$898,231	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(898,231)	898,231	—

Net income (loss)	—	—	—

Partners' capital (deficit), September 30,2022	$(898,231)	$898,231	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 22

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(2,448,362)	$2,448,362	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$(2,448,362)	$2,448,362	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(2,448,362)	$2,448,362	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(2,448,362)	$2,448,362	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(2,448,362)	2,448,362	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(2,448,362)	$2,448,362	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 23

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(224,264)	$224,264	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$(224,264)	$224,264	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(224,264)	$224,264	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(224,264)	$224,264	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(224,264)	224,264	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(224,264)	$224,264	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 24

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$173,404	$(173,404)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$173,404	$(173,404)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$173,404	$(173,404)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$173,404	$(173,404)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	173,404	(173,404)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$173,404	$(173,404)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 25

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$219,815	$(219,815)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$219,815	$(219,815)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$219,815	$(219,815)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$219,815	$(219,815)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	219,815	(219,815)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$219,815	$(219,815)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 26

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$313,969	$(313,969)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$313,969	$(313,969)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$313,969	$(313,969)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$313,969	$(313,969)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	313,969	(313,969)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$313,969	$(313,969)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 27

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$133,264	$(133,264)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$133,264	$(133,264)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$133,264	$(133,264)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$133,264	$(133,264)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	133,264	(133,264)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$133,264	$(133,264)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 28

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$275,140	$(275,140)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$275,140	$(275,140)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$275,140	$(275,140)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$275,140	$(275,140)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	275,140	(275,140)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$275,140	$(275,140)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 29

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(2,695,068)	$(369,291)	$(3,064,359)

Contribution	—	2,706,879	2,706,879

Net income (loss)	353,905	3,575	357,480

Partners’ capital (deficit), June 30, 2023	$(2,341,163)	$2,341,163	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(2,341,163)	$2,341,163	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(2,629,677)	$(368,630)	$(2,998,307)

Distribution	—	—	—

Net income (loss)	(15,879)	(160)	(16,039)

Partners’ capital (deficit), June 30, 2022	(2,645,556)	(368,790)	(3,014,346)

Net income (loss)	(26,877)	(272)	(27,149)

Partners’ capital (deficit), September 30, 2022	$(2,672,433)	$(369,062)	$(3,041,495)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 30

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(883,119)	$883,119	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	(883,119)	883,119	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(883,119)	$883,119	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(883,119)	$883,119	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(883,119)	883,119	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(883,119)	$883,119	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 31

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$353,529	$(353,529)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	353,529	(353,529)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$353,529	$(353,529)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$353,529	$(353,529)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	353,529	(353,529)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$353,529	$(353,529)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 32

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$380,821	$(380,821)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	380,821	(380,821)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$380,821	$(380,821)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$380,821	$(380,821)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	380,821	(380,821)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$380,821	$(380,821)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 33

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$196,294	$(196,294)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	196,294	(196,294)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$196,294	$(196,294)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$196,294	$(196,294)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	196,294	(196,294)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$196,294	$(196,294)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 34

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(2,149,650)	$(325,137)	$(2,474,787)

Contribution	—	—	—

Net income (loss)	(11,282)	(114)	(11,396)

Partners’ capital (deficit), June 30, 2023	$(2,160,932)	$(325,251)	$(2,486,183)

Net income (loss)	(47,605)	(481)	(48,086)

Partners’ capital (deficit), September 30, 2023	$(2,208,537)	$(325,732)	$(2,534,269)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(2,082,108)	$(324,455)	$(2,406,563)

Distribution	—	—	—

Net income (loss)	(16,167)	(163)	(16,330)

Partners’ capital (deficit), June 30, 2022	(2,098,275)	(324,618)	(2,422,893)

Net income (loss)	(22,582)	(228)	(22,810)

Partners’ capital (deficit), September 30, 2022	$(2,120,857)	$(324,846)	$(2,445,703)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 35

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$223,088	$(223,088)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	223,088	(223,088)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$223,088	$(223,088)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$223,088	$(223,088)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	223,088	(223,088)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$223,088	$(223,088)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 36

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$148,221	$(148,221)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	148,221	(148,221)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$148,221	$(148,221)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$148,221	$(148,221)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	148,221	(148,221)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$148,221	$(148,221)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 37

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$205,359	$(205,359)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	205,359	(205,359)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$205,359	$(205,359)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$205,359	$(205,359)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	205,359	(205,359)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$205,359	$(205,359)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 38

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$188,889	$(188,889)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	188,889	(188,889)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$188,889	$(188,889)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$188,889	$(188,889)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	188,889	(188,889)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$188,889	$(188,889)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 39

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$196,043	$(196,043)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	196,043	(196,043)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$196,043	$(196,043)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$196,043	$(196,043)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	196,043	(196,043)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$196,043	$(196,043)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 40

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$216,900	$(216,900)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	216,900	(216,900)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$216,900	$(216,900)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$216,900	$(216,900)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	216,900	(216,900)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$216,900	$(216,900)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 41

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(987,713)	$987,713	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	(987,713)	987,713	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(987,713)	$987,713	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(987,713)	$987,713	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(987,713)	987,713	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(987,713)	$987,713	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 42

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$216,680	$(216,680)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	216,680	(216,680)	—

Net income (loss)	—	—	—

Partners’ capital (deficit),September 30, 2023	$216,680	$(216,680)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$216,680	$(216,680)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	216,680	(216,680)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$216,680	$(216,680)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 43

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$306,854	$(306,854)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	306,854	(306,854)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$306,854	$(306,854)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$306,854	$(306,854)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	306,854	(306,854)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$306,854	$(306,854)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 44

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$207,874	$(207,874)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$207,874	$(207,874)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$207,874	$(207,874)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$1,427,661	$(225,426)	$1,202,235

Distribution	(2,957,455)	—	(2,957,455)

Net income (loss)	1,737,668	17,552	1,755,220

Partners’ capital (deficit), June 30, 2022	207,874	(207,874)	—

Net income (loss)	–	–	–

Partners’ capital (deficit), September 30, 2022	$207,874	$(207,874)	$–

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 45

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$348,522	$(348,522)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$348,522	$(348,522)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$348,522	$(348,522)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(488,806)	$(362,172)	$(850,978)

Distribution	—	—	—

Net income (loss)	1,436,440	14,509	1,450,949

Partners’ capital (deficit), June 30, 2022	947,634	(347,663)	599,971

Net income (loss)	(30,314)	(306)	(30,620)

Partners’ capital (deficit), September 30, 2022	$917,320	$(347,969)	$569,351

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 46

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(710,413)	$(272,571)	$(982,984)

Contribution	—	—	—

Net income (loss)	607,760	6,139	613,899

Partners’ capital (deficit), June 30, 2023	$(102,653)	$(266,432)	$(369,085)

Net income (loss)	(56,519)	(571)	(57,090)

Partners’ capital (deficit), September 30, 2023	$(159,172)	$(267,003)	$(426,175)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(1,075,610)	$(276,260)	$(1,351,870)

Distribution	—	—	—

Net income (loss)	69,227	699	69,926

Partners’ capital (deficit), June 30, 2022	(1,006,383)	(275,561)	(1,281,944)

Net income (loss)	(43,318)	(437)	(43,755)

Partners’ capital (deficit), September 30, 2022	$(1,049,701)	$(275,998)	$(1,325,699)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

	2023	2022

Cash flows from operating activities:
Net income (loss)	$854,807	$3,119,392
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(1,017,868)	(3,235,667)
Changes in assets and liabilities
(Increase) Decrease in other assets	2,828	(198)
(Decrease) Increase in accounts payable and accrued expenses	—	1
(Decrease) Increase in accounts payable affiliates	(965,676)	(1,418,723)
Net cash (used in) provided by operating activities	(1,125,909)	(1,535,195)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	1,017,083	3,235,667
Net cash provided by investing activities	1,017,083	3,235,667
Cash flows from financing activities:	—	—
Distributions	—	(2,957,455)
Net cash used in financing activities	—	(2,957,455)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(108,826)	(1,256,983)
Cash and cash equivalents, beginning	508,245	2,370,898
Cash and cash equivalents, ending	$399,419	$1,113,915

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$2,706,879	$—

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2023	2022

Cash flows from operating activities:

Net income (loss)	$357,480	$(43,188)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(430,628)	—
Changes in assets and liabilities
(Increase) Decrease in other assets	2,582	(28)
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	(406,423)	2,256
Net cash (used in) provided by operating activities	(476,989)	(40,960)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	429,843	—
Net cash provided by investing activities	429,843	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47,146)	(40,960)
Cash and cash equivalents, beginning	47,146	108,768
Cash and cash equivalents, ending	$—	$67,808

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$2,706,879	$—

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 34

	2023	2022

Cash flows from operating activities:

Net income (loss)	$(59,482)	$(39,140)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	54	(28)
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	29,246	9,246
Net cash (used in) provided by operating activities	(30,182)	(29,922)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,182)	(29,922)
Cash and cash equivalents, beginning	31,891	81,705
Cash and cash equivalents, ending	$1,709	$51,783

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 45

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$1,420,329
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	(1,410,868)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	(29)
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	(1,130,104)
Net cash (used in) provided by operating activities	—	(1,120,672)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	1,410,868
Net cash provided by investing activities	—	1,410,868
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	290,196
Cash and cash equivalents, beginning	—	287,530
Cash and cash equivalents, ending	$—	$577,726

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 46

	2023	2022

Cash flows from operating activities:

Net income (loss)	$556,809	$26,171
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(587,240)	(78,621)
Changes in assets and liabilities
(Increase) Decrease in other assets	192	(113)
(Decrease) Increase in accounts payable and accrued expenses	—	1
(Decrease) Increase in accounts payable affiliates	(588,499)	(271,852)
Net cash (used in) provided by operating activities	(618,738)	(324,414)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	587,240	78,621
Net cash provided by investing activities	587,240	78,621
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,498)	(245,793)
Cash and cash equivalents, beginning	429,208	662,391
Cash and cash equivalents, ending	$397,710	$416,598

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2023

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

September 30, 2023

(Unaudited)

NOTE A – ORGANIZATION - (continued)

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2023 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2023

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned to BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2023 and 2022, are as follows:

	2023	2022
Series 29	$—	$1,128
Series 34	4,623	4,623
Series 45	—	3,970
Series 46	9,363	18,735
	$13,986	$28,456

The fund management fees paid for the six months ended September 30, 2023 and 2022 are as follows:

	2023	2022
Series 29	$406,799	$—
Series 44	—	30,914
Series 45	—	1,142,803
Series 46	610,141	316,695
	$1,016,940	$1,490,412

An affiliate of the general partner has forgiven asset management fees payable as a result of the sales of all operating limited partnerships in one of the series. Total forgiveness of debt for the six months ended September 30, 2023 and 2022 was $2,706,879 and $-, respectively. Because the transaction involved an affiliate of the general partner, the transaction is accounted for as an equity transaction instead of income to the Fund.

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2023

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2023 and 2022, the Fund has limited partnership interests in 3 and 7 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2023 and 2022 are as follows:

	2023	2022
Series 20	—	—
Series 21	—	—
Series 22	—	—
Series 23	—	—
Series 24	—	—
Series 25	—	—
Series 26	—	—
Series 27	—	—
Series 28	—	—
Series 29	—	1
Series 30	—	—
Series 31	—	—
Series 32	—	—
Series 33	—	—
Series 34	1	1
Series 35	—	—
Series 36	—	—
Series 37	—	—
Series 38	—	—
Series 39	—	—
Series 40	—	—
Series 41	—	—
Series 42	—	—
Series 43	—	—
Series 44	—	—
Series 45	—	1
Series 46	2	4
	3	7

Under the terms of the Fund’s investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2023 and 2022, are as follows:

	2023	2022
Series 29	$—	$785

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the six months ended September 30, 2023 the Fund disposed of two Operating Partnerships. A summary of the dispositions by series for September 30, 2023 is as follows:

	Operating	Sale of
	Partnership	Underlying	Fund Proceeds
	Interest	Operating	from	Gain on
	Transferred	Partnership	Disposition *	Disposition
Series 29	—	1	$429,843	$430,628
Series 46	—	1	587,240	587,240
Total	—	2	$1,017,083	$1,017,868

*	Fund proceeds from disposition does not include $785, which was due to a write-off of capital contributions payable as of September 30, 2023, for Series 29.

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

September 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund’s fiscal year ends March 31st for each year, while all the Operating Partnerships’ fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership’s partnership agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership’s quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2023.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

	2023	2022
Revenues
Rental	$753,172	$1,273,851
Interest and other	15,959	33,464
	769,131	1,307,315

Expenses
Interest	77,827	202,002
Depreciation and amortization	155,336	311,636
Operating expenses	543,904	995,009
	777,067	1,508,647

NET INCOME (LOSS)	$(7,936)	$(201,332)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(7,857)	$(199,319)

Net income (loss) allocated to other Partners	$(79)	$(2,013)

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 29

	2023	2022
Revenues
Rental	$—	$162,975
Interest and other	—	—
	—	162,975

Expenses
Interest	—	12,230
Depreciation and amortization	—	27,154
Operating expenses	—	159,531
	—	198,915

NET INCOME (LOSS)	$—	$(35,940)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$(35,581)

Net income (loss) allocated to other Partners	$—	$(359)

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 34

	2023	2022
Revenues
Rental	$313,380	$297,031
Interest and other	11,974	17,954
	325,354	314,985

Expenses
Interest	41,931	42,952
Depreciation and amortization	44,215	43,289
Operating expenses	225,447	184,147
	311,593	270,388

NET INCOME (LOSS)	$13,761	$44,597

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$13,623	$44,151

Net income (loss) allocated to other Partners	$138	$446

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 45

	2023	2022
Revenues
Rental	$—	$66,559
Interest and other	—	823
	—	67,382

Expenses
Interest	—	21,885
Depreciation and amortization	—	27,408
Operating expenses	—	97,274
	—	146,567

NET INCOME (LOSS)	$—	$(79,185)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$(78,393)

Net income (loss) allocated to other Partners	$—	$(792)

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

September 30, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 46

	2023	2022
Revenues
Rental	$439,792	$747,286
Interest and other	3,985	14,687
	443,777	761,973

Expenses
Interest	35,896	124,935
Depreciation and amortization	111,121	213,785
Operating expenses	318,457	554,057
	465,474	892,777

NET INCOME (LOSS)	$(21,697)	$(130,804)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(21,480)	$(129,496)

Net income (loss) allocated to other Partners	$(217)	$(1,308)

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

September 30, 2023

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

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended September 30, 2023 were $13,986 and total fund management fees accrued as of September 30, 2023 were $3,342,945. During the six months ended September 30, 2023, $1,016,940 of the accrued fund management fees were paid. Pursuant to the Fund’s partnership agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third-party obligations of the Fund. The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

An affiliate of the General Partner made advances to the Fund totaling $20,000 to temporarily cover operating expenses of the Fund, all of which is outstanding as of September 30, 2023. The advance does not bear interest, is unsecured and is payable on demand.

Capital Resources

The Fund offered beneficial assignee certificates (“BACs”) in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2023.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in all 14 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in all 29 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in all 45 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30, 1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in all 26 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in all 22 of the Operating Partnerships.

As a result of the sale of all operating limited partnerships an affiliate of the general partner has forgiven asset management fees payable of the series. The total forgiveness of debt for the six months ended September 30, 2023 was $2,706,879 for Series 29. Because the transaction involved an affiliate of the general partner, the transaction is accounted for as an equity transaction instead of income to the Fund.

Prior to the quarter ended September 30, 2023, Series 29 had released all payments of its capital contributions to the Operating Partnerships.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since sold its interest in all 20 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 30 had released all payments of its capital contributions to the Operating Partnerships.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since sold its interest in all 27 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 31 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2023, Series 32 had released all payments of its capital contributions to the Operating Partnerships.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 33 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2023, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in all 7 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 37 had released all payments of its capital contributions to the Operating Partnerships.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $18,612,287. Series 38 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 38 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492. Series 39 has since sold its interest in all 9 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 39 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772. Series 40 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 40 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. Series 41 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 41 had released all payments of its capital contributions to the Operating Partnerships.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 42 had released all payments of its capital contributions to the Operating Partnerships.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in September 30, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. Series 43 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 43 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BACs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $20,248,519. Series 44 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. Series 45 has since sold its interest in all 31 of the Operating Partnerships.

Prior to the quarter ended September 30, 2023, Series 45 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2023, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of September 30, 2023 and 2022, the Fund held limited partnership interests in 3 and 7 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, formerly an affiliate of the Fund’s general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the Fund’s general partner, in an annual fund management fee of.5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2023 are as follows:

			3 Months
	3 Months	3 Months	Fund Management Fee Net
	Gross Fund	Asset Management and	of Asset Management and
	Management Fee	Reporting Fee	Reporting Fee
Series 29	$—	$—	$—
Series 34	4,623	—	4,623
Series 46	9,363	—	9,363
	$13,986	$—	$13,986

			6 Months
	6 Months	6 Months	Fund Management Fee Net
	Gross Fund	Asset Management and	of Asset Management and
	Management Fee	Reporting Fee	Reporting Fee
Series 29	$376	$376	$—
Series 34	9,246	3,000	6,246
Series 46	21,642	21,642	—
	$31,264	$25,018	$6,246

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

The series did not have any properties as of September 30, 2023 and 2022.

Series 21

The series did not have any properties as of September 30, 2023 and 2022.

Series 22

The series did not have any properties as of September 30, 2023 and 2022.

Series 23

The series did not have any properties as of September 30, 2023 and 2022.

Series 24

The series did not have any properties as of September 30, 2023 and 2022.

Series 25

The series did not have any properties as of September 30, 2023 and 2022.

Series 26

The series did not have any properties as of September 30, 2023 and 2022.

Series 27

The series did not have any properties as of September 30, 2023 and 2022.

Series 28

The series did not have any properties as of September 30, 2023 and 2022.

Series 29

The series did not have any properties as of September 30, 2023.

For the six-month periods ended September 30, 2023 and 2022, Series 29 reflects a net loss from Operating Partnerships of $- and $(35,940), respectively, which includes depreciation and amortization of $- and $27,154, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 30

The series did not have any properties as of September 30, 2023 and 2022.

Series 31

The series did not have any properties as of September 30, 2023 and 2022.

Series 32

The series did not have any properties as of September 30, 2023 and 2022.

Series 33

The series did not have any properties as of September 30, 2023 and 2022.

Series 34

The series had a total of 1 property at September 30, 2023.

For the six-month periods ended September 30, 2023 and 2022, Series 34 reflects a net income from the Operating Partnerships of $13,761 and $44,597, respectively, which includes depreciation and amortization of $44,215 and $43,289, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 35

The series did not have any properties as of September 30, 2023 and 2022.

Series 36

The series did not have any properties as of September 30, 2023 and 2022.

Series 37

The series did not have any properties as of September 30, 2023 and 2022.

Series 38

The series did not have any properties as of September 30, 2023 and 2022.

Series 39

The series did not have any properties as of September 30, 2023 and 2022.

Series 40

The series did not have any properties as of September 30, 2023 and 2022.

Series 41

The series did not have any properties as of September 30, 2023 and 2022.

Series 42

The series did not have any properties as of September 30, 2023 and 2022.

Series 43

The series did not have any properties as of September 30, 2023 and 2022.

Series 44

The series did not have any properties as of September 30, 2023 and 2022.

In April 2022, the investment general partner sold its interest in Aurora Village Associates, LLP, with cash proceeds to the investment partnership of $1,746,178. These proceeds were returned to cash reserves held by Series 44 and recorded as a gain on sale as of June 30, 2022.

Series 45

The series did not have any properties as of September 30, 2023.

For the six month periods ended September 30, 2023 and 2022, Series 45 reflects a net loss from Operating Partnerships of $- and $(79,185), respectively, which includes depreciation and amortization of $- and $27,408, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 46

The series had a total of 2 properties at September 30, 2023.

For the six-month periods ended September 30, 2023 and 2022, Series 46 reflects a net loss from Operating Partnerships of $(21,697) and $(130,804), respectively, which includes depreciation and amortization of $111,121 and $213,785, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

(b)   Changes in Internal Controls

There were no changes in the Fund’s or any series’ internal control over financial reporting that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series’ internal control over financial reporting.

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

Item 5.Other Information

None

Item 6.Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

101. The following materials from the BF Garden Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners’ Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund IV L.P.
	By:	BF Garden Associates IV L.P., its
General Partner
		By:	Corporate Investment Holdings, Inc.,
its General Partner

Date: November 9, 2023			By:	/s/ Gregory Voyentzie
Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

November 9, 2023	/s/ Gregory Voyentzie	President (Principal Executive Officer),
	Gregory Voyentzie	Corporate Investment Holdings, Inc.

November 9, 2023	/s/ Marie Reynolds	Treasurer (Principal Accounting and Financial Officer),
	Marie Reynolds	Corporate Investment Holdings, Inc.