Form 10-Q
period 2023-12-31
BF Garden Tax Credit Fund IV L.P.
filed 2024-02-09
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

For the quarterly period ended December 31, 2023

or

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

BF GARDEN TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2023

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	378,537	508,245
Other assets	3,400	5,911
	$381,937	$514,156

LIABILITIES
Accounts payable and accrued expenses	$1	$1
Accounts payable affiliates (Note C)	3,398,331	7,035,500
Capital contributions payable	—	785
	3,398,332	7,036,286

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 82,874,653 outstanding as of December 31, 2023 and March 31, 2023.	(6,656,054)	(7,446,921)
General Partner	3,639,659	924,791
	(3,016,395)	(6,522,130)
	$381,937	$514,156

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,828,200 outstanding as of December 31, 2023 and March 31, 2023.	(754,767)	(754,767)
General Partner	754,767	754,767
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of December 31, 2023 and March 31, 2023.	(898,231)	(898,231)
General Partner	898,231	898,231
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,550,145 outstanding as of December 31, 2023 and March 31, 2023.	(2,448,362)	(2,448,362)
General Partner	2,448,362	2,448,362
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,303,327 outstanding as of December 31, 2023 and March 31, 2023.	(224,264)	(224,264)
General Partner	224,264	224,264
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,150,053 outstanding as of December 31, 2023 and March 31, 2023.	173,404	173,404
General Partner	(173,404)	(173,404)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of December 31, 2023 and March 31, 2023.	219,815	219,815
General Partner	(219,815)	(219,815)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,926,374 outstanding as of December 31, 2023 and March 31, 2023.	313,969	313,969
General Partner	(313,969)	(313,969)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,431,350 outstanding as of December 31, 2023 and March 31, 2023.	133,264	133,264
General Partner	(133,264)	(133,264)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,979,139 outstanding as of December 31, 2023 and March 31, 2023.	275,140	275,140
General Partner	(275,140)	(275,140)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	47,146
Other assets	—	2,582
	$—	$49,728

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	3,113,302
Capital contributions payable	—	785
	—	3,114,087

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,911,725 outstanding as of December 31, 2023 and March 31, 2023.	(2,341,163)	(2,695,068)
General Partner	2,341,163	(369,291)
	—	(3,064,359)
	$—	$49,728

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,621,200 outstanding as of December 31, 2023 and March 31, 2023.	(883,119)	(883,119)
General Partner	883,119	883,119
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,375,757 outstanding as of December 31, 2023 and March 31, 2023.	353,529	353,529
General Partner	(353,529)	(353,529)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,706,298 outstanding as of December 31, 2023 and March 31, 2023.	380,821	380,821
General Partner	(380,821)	(380,821)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,605,833 outstanding as of December 31, 2023 and March 31, 2023.	196,294	196,294
General Partner	(196,294)	(196,294)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	32	31,891
Other assets	—	82
	$32	$31,973

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	2,562,029	2,506,760
Capital contributions payable	—	—
	2,562,029	2,506,760

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,474,319 outstanding as of December 31, 2023 and March 31, 2023.	(2,235,988)	(2,149,650)
General Partner	(326,009)	(325,137)
	(2,561,997)	(2,474,787)
	$32	$31,973

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,277,913 outstanding as of December 31, 2023 and March 31, 2023.	223,088	223,088
General Partner	(223,088)	(223,088)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,083,704 outstanding as of December 31, 2023 and March 31, 2023.	148,221	148,221
General Partner	(148,221)	(148,221)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,489,100 outstanding as of December 31, 2023 and March 31, 2023.	205,359	205,359
General Partner	(205,359)	(205,359)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,536,200 outstanding as of December 31, 2023 and March 31, 2022.	188,889	188,889
General Partner	(188,889)	(188,889)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of December 31, 2023 and March 31, 2023.	196,043	196,043
General Partner	(196,043)	(196,043)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,611,356 outstanding as of December 31, 2023 and March 31, 2023.	216,900	216,900
General Partner	(216,900)	(216,900)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,865,176 outstanding as of December 31, 2023 and March 31, 2023.	(987,713)	(987,713)
General Partner	987,713	987,713
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,706,362 outstanding as of December 31, 2023 and March 31, 2023.	216,680	216,680
General Partner	(216,680)	(216,680)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,617,987 outstanding as of December 31, 2023 and March 31, 2023.	306,854	306,854
General Partner	(306,854)	(306,854)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,682,873 outstanding as of December 31, 2023 and March 31, 2023.	207,874	207,874
General Partner	(207,874)	(207,874)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
Capital contributions payable	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 3,989,967 outstanding as of December 31, 2023 and March 31, 2023.	348,522	348,522
General Partner	(348,522)	(348,522)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	December 31,	March 31,
	2023	2023

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	378,505	429,208
Other assets	3,400	3,247
	$381,905	$432,455

LIABILITIES
Accounts payable and accrued expenses	$1	$1
Accounts payable affiliates (Note C)	836,302	1,415,438
Capital contributions payable	—	—
	836,303	1,415,439

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,965,635 outstanding as of December 31, 2023 and March 31, 2023.	(187,113)	(710,413)
General Partner	(267,285)	(272,571)
	(454,398)	(982,984)
	$381,905	$432,455

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

	2023	2022

Income
Interest income	$3,306	$3,579
Other income	—	20,412
	3,306	23,991

Gain on disposition of Operating Partnerships	—	360,610

Expenses
Professional fees	19,646	16,538
Fund management fee, net (Note C)	13,986	13,018
General and administrative expenses	25,625	80,784
	59,257	110,340

NET INCOME (LOSS)	$(55,951)	$274,261

Net income (loss) allocated to assignees	$(55,392)	$271,518

Net income (loss) allocated to general partner	$(559)	$2,743

Net income (loss) per BAC	$(.00)	$.00

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 29

	2023	2022

Income
Interest income	$—	$256
Other income	—	—
	—	256

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	4,134
Fund management fee, net (Note C)	—	1,128
General and administrative expenses	—	8,533
	—	13,795

NET INCOME (LOSS)	$—	$(13,539)

Net income (loss) allocated to assignees	$—	$(13,404)

Net income (loss) allocated to general partner	$—	$(135)

Net income (loss) per BAC	$—	$(.00)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 34

	2023	2022

Income
Interest income	$1	$187
Other income	—	—
	1	187

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	9,823	4,134
Fund management fee, net (Note C)	4,623	4,623
General and administrative expenses	13,283	6,869
	27,729	15,626

NET INCOME (LOSS)	$(27,728)	$(15,439)

Net income (loss) allocated to assignees	$(27,451)	$(15,284)

Net income (loss) allocated to general partner	$(277)	$(155)

Net income (loss) per BAC	$(.01)	$(.00)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 45

	2023	2022

Income
Interest income	$—	$663
Other income	—	—
	—	663

Gain on disposition of Operating Partnerships	—	990

Expenses
Professional fees	—	4,135
Fund management fee, net (Note C)	—	876
General and administrative expenses	—	52,001
	—	57,012

NET INCOME (LOSS)	$—	$(55,359)

Net income (loss) allocated to assignees	$—	$(54,806)

Net income (loss) allocated to general partner	$—	$(553)

Net income (loss) per BAC	$—	$(.01)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 46

	2023	2022

Income
Interest income	$3,305	$2,473
Other income	—	20,412
	3,305	22,885

Gain on disposition of Operating Partnerships	—	359,620

Expenses
Professional fees	9,823	4,135
Fund management fee, net (Note C)	9,363	6,391
General and administrative expenses	12,342	13,381
	31,528	23,907

NET INCOME (LOSS)	$(28,223)	$358,598

Net income (loss) allocated to assignees	$(27,941)	$355,012

Net income (loss) allocated to general partner	$(282)	$3,586

Net income (loss) per BAC	$(.01)	$.12

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

	2023	2022

Income
Interest income	$8,697	$6,027
Other income	33,106	162,575
	41,803	168,602

Gain on disposition of Operating Partnerships	1,017,868	3,596,277

Expenses
Professional fees	52,609	61,741
Fund management fee, net (Note C)	12,841	43,425
General and administrative expenses	195,365	266,060
	260,815	371,226

NET INCOME (LOSS)	$798,856	$3,393,653

Net income (loss) allocated to assignees	$790,867	$3,359,716

Net income (loss) allocated to general partner	$7,989	$33,937

Net income (loss) per BAC	$.01	$.04

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2023	2022

Income
Interest income	$459	$388
Other income	16,876	—
	17,335	388

Gain on disposition of Operating Partnerships	430,628	—

Expenses
Professional fees	310	12,170
Fund management fee, net (Note C)	—	3,384
General and administrative expenses	90,173	41,561
	90,483	57,115

NET INCOME (LOSS)	$357,480	$(56,727)

Net income (loss) allocated to assignees	$353,905	$(56,160)

Net income (loss) allocated to general partner	$3,575	$(567)

Net income (loss) per BAC	$.09	$(.01)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 34

	2023	2022
Income
Interest income	$233	$284
Other income	—	—
	233	284

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	23,248	10,970
Fund management fee, net (Note C)	10,869	10,869
General and administrative expenses	53,326	33,024
	87,443	54,863

NET INCOME (LOSS)	$(87,210)	$(54,579)

Net income (loss) allocated to assignees	$(86,338)	$(54,033)

Net income (loss) allocated to general partner	$(872)	$(546)

Net income (loss) per BAC	$(.02)	$(.02)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 45

	2023	2022
Income
Interest income	$—	$1,697
Other income	—	58,183
	—	59,880

Gain on disposition of Operating Partnerships	—	1,411,858

Expenses
Professional fees	—	20,870
Fund management fee, net (Note C)	—	4,846
General and administrative expenses	—	81,052
	—	106,768

NET INCOME (LOSS)	$—	$1,364,970

Net income (loss) allocated to assignees	$—	$1,351,320

Net income (loss) allocated to general partner	$—	$13,650

Net income (loss) per BAC	$—	$.34

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 46

	2023	2022
Income
Interest income	$8,005	$3,221
Other income	16,230	22,804
	24,235	26,025

Gain on disposition of Operating Partnerships	587,240	438,241

Expenses
Professional fees	29,051	17,433
Fund management fee, net (Note C)	1,972	24,326
General and administrative expenses	51,866	37,738
	82,889	79,497

NET INCOME (LOSS)	$528,586	$384,769

Net income (loss) allocated to assignees	$523,300	$380,921

Net income (loss) allocated to general partner	$5,286	$3,848

Net income (loss) per BAC	$.18	$.13

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(7,446,921)	$924,791	$(6,522,130)

Contribution	—	2,706,879	2,706,879

Net income (loss)	950,383	9,600	959,983

Partners’ capital (deficit), June 30, 2023	$(6,496,538)	$3,641,270	$(2,855,268)

Net income (loss)	(104,124)	(1,052)	(105,176)

Partners’ capital (deficit), September 30, 2023	$(6,600,662)	$3,640,218	$(2,960,444)

Net income (loss)	(55,392)	(559)	(55,951)

Partners’ capital (deficit), December 31, 2023	$(6,656,054)	$3,639,659	$(3,016,395)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(7,296,726)	$891,243	$(6,405,483)

Distribution	(2,957,455)	—	(2,957,455)

Net income (loss)	3,211,289	32,437	3,243,726

Partners’ capital (deficit), June 30, 2022	(7,042,892)	923,680	(6,119,212)

Net income (loss)	(123,091)	(1,243)	(124,334)

Partners’ capital (deficit), September 30, 2022	$(7,165,983)	$922,437	$(6,243,546)

Distribution	(513,992)	—	(513,992)

Net income (loss)	271,518	2,743	274,261

Partners’ capital (deficit), December 31, 2022	$(7,408,457)	$925,180	$(6,483,277)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 20

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(754,767)	$754,767	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$(754,767)	$754,767	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(754,767)	$754,767	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$(754,767)	$754,767	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(754,767)	$754,767	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(754,767)	754,767	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(754,767)	$754,767	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$(754,767)	$754,767	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 21

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(898,231)	$898,231	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$(898,231)	$898,231	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(898,231)	$898,231	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$(898,231)	$898,231	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(898,231)	$898,231	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(898,231)	898,231	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30,2022	$(898,231)	$898,231	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$(898,231)	$898,231	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 22

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(2,448,362)	$2,448,362	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$(2,448,362)	$2,448,362	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(2,448,362)	$2,448,362	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$(2,448,362)	$2,448,362	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(2,448,362)	$2,448,362	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(2,448,362)	2,448,362	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(2,448,362)	$2,448,362	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$(2,448,362)	$2,448,362	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 23

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(224,264)	$224,264	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$(224,264)	$224,264	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(224,264)	$224,264	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$(224,264)	$224,264	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(224,264)	$224,264	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(224,264)	224,264	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(224,264)	$224,264	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$(224,264)	$224,264	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 24

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$173,404	$(173,404)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$173,404	$(173,404)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$173,404	$(173,404)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$173,404	$(173,404)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$173,404	$(173,404)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	173,404	(173,404)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$173,404	$(173,404)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$173,404	$(173,404)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 25

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$219,815	$(219,815)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$219,815	$(219,815)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$219,815	$(219,815)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$219,815	$(219,815)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$219,815	$(219,815)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	219,815	(219,815)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$219,815	$(219,815)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$219,815	$(219,815)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 26

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$313,969	$(313,969)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$313,969	$(313,969)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$313,969	$(313,969)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$313,969	$(313,969)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$313,969	$(313,969)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	313,969	(313,969)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$313,969	$(313,969)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$313,969	$(313,969)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 27

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$133,264	$(133,264)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$133,264	$(133,264)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$133,264	$(133,264)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$133,264	$(133,264)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$133,264	$(133,264)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	133,264	(133,264)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$133,264	$(133,264)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$133,264	$(133,264)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 28

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$275,140	$(275,140)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$275,140	$(275,140)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$275,140	$(275,140)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$275,140	$(275,140)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$275,140	$(275,140)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	275,140	(275,140)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$275,140	$(275,140)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$275,140	$(275,140)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 29

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(2,695,068)	$(369,291)	$(3,064,359)

Contribution	—	2,706,879	2,706,879

Net income (loss)	353,905	3,575	357,480

Partners’ capital (deficit), June 30, 2023	$(2,341,163)	$2,341,163	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(2,341,163)	$2,341,163	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$(2,341,163)	$2,341,163	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(2,629,677)	$(368,630)	$(2,998,307)

Distribution	—	—	—

Net income (loss)	(15,879)	(160)	(16,039)

Partners’ capital (deficit), June 30, 2022	(2,645,556)	(368,790)	(3,014,346)

Net income (loss)	(26,877)	(272)	(27,149)

Partners’ capital (deficit), September 30, 2022	$(2,672,433)	$(369,062)	$(3,041,495)

Distribution	—	—	—

Net income (loss)	(13,404)	(135)	(13,539)

Partners’ capital (deficit), December 31, 2022	$(2,685,837)	$(369,197)	$(3,055,034)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 30

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(883,119)	$883,119	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	(883,119)	883,119	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(883,119)	$883,119	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$(883,119)	$883,119	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(883,119)	$883,119	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(883,119)	883,119	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(883,119)	$883,119	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$(883,119)	$883,119	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 31

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$353,529	$(353,529)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	353,529	(353,529)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$353,529	$(353,529)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$353,529	$(353,529)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$353,529	$(353,529)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	353,529	(353,529)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$353,529	$(353,529)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$353,529	$(353,529)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 32

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$380,821	$(380,821)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	380,821	(380,821)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$380,821	$(380,821)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$380,821	$(380,821)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$380,821	$(380,821)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	380,821	(380,821)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$380,821	$(380,821)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$380,821	$(380,821)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 33

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$196,294	$(196,294)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	196,294	(196,294)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$196,294	$(196,294)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$196,294	$(196,294)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$196,294	$(196,294)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	196,294	(196,294)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$196,294	$(196,294)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$196,294	$(196,294)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 34

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(2,149,650)	$(325,137)	$(2,474,787)

Contribution	—	—	—

Net income (loss)	(11,282)	(114)	(11,396)

Partners’ capital (deficit), June 30, 2023	$(2,160,932)	$(325,251)	$(2,486,183)

Net income (loss)	(47,605)	(481)	(48,086)

Partners’ capital (deficit), September 30, 2023	$(2,208,537)	$(325,732)	$(2,534,269)

Net income (loss)	(27,451)	(277)	(27,728)

Partners’ capital (deficit), December 31, 2023	$(2,235,988)	$(326,009)	$(2,561,997)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(2,082,108)	$(324,455)	$(2,406,563)

Distribution	—	—	—

Net income (loss)	(16,167)	(163)	(16,330)

Partners’ capital (deficit), June 30, 2022	(2,098,275)	(324,618)	(2,422,893)

Net income (loss)	(22,582)	(228)	(22,810)

Partners’ capital (deficit), September 30, 2022	$(2,120,857)	$(324,846)	$(2,445,703)

Distribution	—	—	—

Net income (loss)	(15,284)	(155)	(15,439)

Partners’ capital (deficit), December 31, 2022	$(2,136,141)	$(325,001)	$(2,461,142)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 35

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$223,088	$(223,088)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	223,088	(223,088)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$223,088	$(223,088)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$223,088	$(223,088)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$223,088	$(223,088)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	223,088	(223,088)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$223,088	$(223,088)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$223,088	$(223,088)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 36

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$148,221	$(148,221)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	148,221	(148,221)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$148,221	$(148,221)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$148,221	$(148,221)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$148,221	$(148,221)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	148,221	(148,221)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$148,221	$(148,221)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$148,221	$(148,221)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 37

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$205,359	$(205,359)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	205,359	(205,359)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$205,359	$(205,359)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$205,359	$(205,359)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$205,359	$(205,359)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	205,359	(205,359)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$205,359	$(205,359)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$205,359	$(205,359)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 38

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$188,889	$(188,889)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	188,889	(188,889)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$188,889	$(188,889)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$188,889	$(188,889)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$188,889	$(188,889)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	188,889	(188,889)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$188,889	$(188,889)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$188,889	$(188,889)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 39

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$196,043	$(196,043)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	196,043	(196,043)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$196,043	$(196,043)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$196,043	$(196,043)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$196,043	$(196,043)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	196,043	(196,043)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$196,043	$(196,043)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$196,043	$(196,043)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 40

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$216,900	$(216,900)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	216,900	(216,900)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$216,900	$(216,900)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$216,900	$(216,900)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$216,900	$(216,900)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	216,900	(216,900)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$216,900	$(216,900)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$216,900	$(216,900)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 41

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(987,713)	$987,713	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	(987,713)	987,713	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(987,713)	$987,713	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$(987,713)	$987,713	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(987,713)	$987,713	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	(987,713)	987,713	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(987,713)	$987,713	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$(987,713)	$987,713	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 42

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$216,680	$(216,680)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	216,680	(216,680)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$216,680	$(216,680)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$216,680	$(216,680)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$216,680	$(216,680)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	216,680	(216,680)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$216,680	$(216,680)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$216,680	$(216,680)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 43

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$306,854	$(306,854)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	306,854	(306,854)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$306,854	$(306,854)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$306,854	$(306,854)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$306,854	$(306,854)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2022	306,854	(306,854)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$306,854	$(306,854)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$306,854	$(306,854)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 44

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$207,874	$(207,874)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$207,874	$(207,874)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$207,874	$(207,874)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$207,874	$(207,874)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$1,427,661	$(225,426)	$1,202,235

Distribution	(2,957,455)	—	(2,957,455)

Net income (loss)	1,737,668	17,552	1,755,220

Partners’ capital (deficit), June 30, 2022	207,874	(207,874)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$207,874	$(207,874)	$—

Distribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$207,874	$(207,874)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 45

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$348,522	$(348,522)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$348,522	$(348,522)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$348,522	$(348,522)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$348,522	$(348,522)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(488,806)	$(362,172)	$(850,978)

Distribution	—	—	—

Net income (loss)	1,436,440	14,509	1,450,949

Partners’ capital (deficit), June 30, 2022	947,634	(347,663)	599,971

Net income (loss)	(30,314)	(306)	(30,620)

Partners’ capital (deficit), September 30, 2022	$917,320	$(347,969)	$569,351

Distribution	(513,992)	—	(513,992)

Net income (loss)	(54,806)	(553)	(55,359)

Partners’ capital (deficit), December 31, 2022	$348,522	$(348,522)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 46

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(710,413)	$(272,571)	$(982,984)

Contribution	—	—	—

Net income (loss)	607,760	6,139	613,899

Partners’ capital (deficit), June 30, 2023	$(102,653)	$(266,432)	$(369,085)

Net income (loss)	(56,519)	(571)	(57,090)

Partners’ capital (deficit), September 30, 2023	$(159,172)	$(267,003)	$(426,175)

Net income (loss)	(27,941)	(282)	(28,223)

Partners’ capital (deficit), December 31, 2023	$(187,113)	$(267,285)	$(454,398)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2022	$(1,075,610)	$(276,260)	$(1,351,870)

Distribution	—	—	—

Net income (loss)	69,227	699	69,926

Partners’ capital (deficit), June 30, 2022	(1,006,383)	(275,561)	(1,281,944)

Net income (loss)	(43,318)	(437)	(43,755)

Partners’ capital (deficit), September 30, 2022	$(1,049,701)	$(275,998)	$(1,325,699)

Distribution	—	—	—

Net income (loss)	355,012	3,586	358,598

Partners’ capital (deficit), December 31, 2022	$(694,689)	$(272,412)	$(967,101)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

	2023	2022

Cash flows from operating activities:

Net income (loss)	$798,856	$3,393,653
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(1,017,868)	(3,596,277)
Changes in assets and liabilities
(Increase) Decrease in other assets	2,511	3,788
(Decrease) Increase in accounts payable and accrued expenses	—	359,621
(Decrease) Increase in accounts payable affiliates	(930,290)	(1,764,414)
Net cash (used in) provided by operating activities	(1,146,791)	(1,603,629)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	1,017,083	3,596,277
Net cash provided by investing activities	1,017,083	3,596,277
Cash flows from financing activities:
Distributions	—	(3,471,447)
Net cash used in financing activities	—	(3,471,447)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(129,708)	(1,478,799)
Cash and cash equivalents, beginning	508,245	2,370,898
Cash and cash equivalents, ending	$378,537	$892,099

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$2,706,879	$—

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2023	2022

Cash flows from operating activities:

Net income (loss)	$357,480	$(56,727)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(430,628)	—
Changes in assets and liabilities
(Increase) Decrease in other assets	2,582	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	(406,423)	3,384
Net cash (used in) provided by operating activities	(476,989)	(53,343)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	429,843	—
Net cash provided by investing activities	429,843	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47,146)	(53,343)
Cash and cash equivalents, beginning	47,146	108,768
Cash and cash equivalents, ending	$—	$55,425

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$2,706,879	$—

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 34

	2023	2022

Cash flows from operating activities:

Net income (loss)	$(87,210)	$(54,579)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	82	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	55,269	13,869
Net cash (used in) provided by operating activities	(31,859)	(40,710)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,859)	(40,710)
Cash and cash equivalents, beginning	31,891	81,705
Cash and cash equivalents, ending	$32	$40,995

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 45

	2023	2022

Cash flows from operating activities:

Net income (loss)	$—	$1,364,970
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	(1,411,858)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
(Decrease) Increase in accounts payable and accrued expenses	—	—
(Decrease) Increase in accounts payable affiliates	—	(1,138,508)
Net cash (used in) provided by operating activities	—	(1,185,396)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	1,411,858
Net cash provided by investing activities	—	1,411,858
Cash flows from financing activities:
Distributions	—	(513,992)
Net cash used in financing activities	—	(513,992)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(287,530)
Cash and cash equivalents, beginning	—	287,530
Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 46

	2023	2022

Cash flows from operating activities:

Net income (loss)	$528,586	$384,769
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	(587,240)	(438,241)
Changes in assets and liabilities
(Increase) Decrease in other assets	(153)	3,788
(Decrease) Increase in accounts payable and accrued expenses	—	359,621
(Decrease) Increase in accounts payable affiliates	(579,136)	(614,890)
Net cash (used in) provided by operating activities	(637,943)	(304,953)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	587,240	438,241
Net cash provided by investing activities	587,240	438,241
Cash flows from financing activities:
Distributions	—	—
Net cash used in financing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(50,703)	133,288
Cash and cash equivalents, beginning	429,208	662,391
Cash and cash equivalents, ending	$378,505	$795,679

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2023

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

December 31, 2023

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2023 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2023

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned to BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2023 and 2022, are as follows:

	2023	2022
Series 29	$—	$1,128
Series 34	4,623	4,623
Series 45	—	876
Series 46	9,363	16,582
	$13,986	$23,209

The fund management fees paid for the nine months ended December 31, 2023 and 2022 are as follows:

	2023	2022
Series 29	$406,799	$—
Series 44	—	30,914
Series 45	—	1,152,083
Series 46	610,141	676,315
	$1,016,940	$1,859,312

An affiliate of the general partner has forgiven asset management fees payable as a result of the sales of all operating limited partnerships in one of the series. Total forgiveness of debt for the nine months ended December 31, 2023 and 2022 was $2,706,879 and $-, respectively. Because the transaction involved an affiliate of the general partner, the transaction is accounted for as an equity transaction instead of income to the Fund.

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2023

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2023 and 2022, the Fund has limited partnership interests in 3 and 5 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2023 and 2022 are as follows:

	2023	2022
Series 20	—	—
Series 21	—	—
Series 22	—	—
Series 23	—	—
Series 24	—	—
Series 25	—	—
Series 26	—	—
Series 27	—	—
Series 28	—	—
Series 29	—	1
Series 30	—	—
Series 31	—	—
Series 32	—	—
Series 33	—	—
Series 34	1	1
Series 35	—	—
Series 36	—	—
Series 37	—	—
Series 38	—	—
Series 39	—	—
Series 40	—	—
Series 41	—	—
Series 42	—	—
Series 43	—	—
Series 44	—	—
Series 45	—	—
Series 46	2	3
	3	5

Under the terms of the Fund’s investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2023 and 2022, are as follows:

	2023	2022
Series 29	$—	$785

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the nine months ended December 31, 2023 the Fund disposed of two Operating Partnerships. A summary of the dispositions by series for December 31, 2023 is as follows:

	Operating	Sale of
	Partnership	Underlying	Fund Proceeds
	Interest	Operating	from	Gain on
	Transferred	Partnership	Disposition *	Disposition
Series 29	—	1	$429,843	$430,628
Series 46	—	1	587,240	587,240
Total	—	2	$1,017,083	$1,017,868

*	Fund proceeds from disposition does not include $785, which was due to a write-off of capital contributions payable as of December 31, 2023, for Series 29.

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

December 31, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund’s fiscal year ends March 31st for each year, while all the Operating Partnerships’ fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership’s partnership agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership’s quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2023.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

	2023	2022
Revenues
Rental	$1,129,757	$1,471,670
Interest and other	23,939	36,380
	1,153,696	1,508,050

Expenses
Interest	116,741	156,496
Depreciation and amortization	233,004	318,478
Operating expenses	815,855	1,148,871
	1,165,600	1,623,845

NET INCOME (LOSS)	$(11,904)	$(115,795)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(11,785)	$(114,637)

Net income (loss) allocated to other Partners	$(119)	$(1,158)

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 29

	2023	2022
Revenues
Rental	$—	$244,463
Interest and other	—	—
	—	244,463

Expenses
Interest	—	18,344
Depreciation and amortization	—	40,731
Operating expenses	—	239,297
	—	298,372

NET INCOME (LOSS)	$—	$(53,909)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$—	$(53,370)

Net income (loss) allocated to other Partners	$—	$(539)

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 34

	2023	2022
Revenues
Rental	$470,069	$445,546
Interest and other	17,961	26,930
	488,030	472,476

Expenses
Interest	62,897	64,427
Depreciation and amortization	66,322	64,933
Operating expenses	338,170	276,221
	467,389	405,581

NET INCOME (LOSS)	$20,641	$66,895

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$20,435	$66,226

Net income (loss) allocated to other Partners	$206	$669

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

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

December 31, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 46

	2023	2022
Revenues
Rental	$659,688	$781,661
Interest and other	5,978	9,450
	665,666	791,111

Expenses
Interest	53,844	73,725
Depreciation and amortization	166,682	212,814
Operating expenses	477,685	633,353
	698,211	919,892

NET INCOME (LOSS)	$(32,545)	$(128,781)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(32,220)	$(127,493)

Net income (loss) allocated to other Partners	$(325)	$(1,288)

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

December 31, 2023

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

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended December 31, 2023 were $13,986 and total fund management fees accrued as of December 31, 2023 were $3,356,931. During the nine months ended December 31, 2023, $1,016,940 of the accrued fund management fees were paid. Pursuant to the Fund’s partnership agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third-party obligations of the Fund. The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

An affiliate of the General Partner made advances to the Fund totaling $41,400 to temporarily cover operating expenses of the Fund, all of which is outstanding as of December 31, 2023. The advance does not bear interest, is unsecured and is payable on demand.

Capital Resources

The Fund offered beneficial assignee certificates (“BACs”) in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2023.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in all 14 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in all 29 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in all 45 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30, 1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in all 26 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in all 22 of the Operating Partnerships.

As a result of the sale of all operating limited partnerships an affiliate of the general partner has forgiven asset management fees payable of the series. The total forgiveness of debt for the nine months ended December 31, 2023 was $2,706,879 for Series 29. Because the transaction involved an affiliate of the general partner, the transaction is accounted for as an equity transaction instead of income to the Fund.

Prior to the quarter ended December 31, 2023, Series 29 had released all payments of its capital contributions to the Operating Partnerships.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since sold its interest in all 20 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 30 had released all payments of its capital contributions to the Operating Partnerships.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since sold its interest in all 27 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 31 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2023, Series 32 had released all payments of its capital contributions to the Operating Partnerships.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 33 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2023, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in all 7 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 37 had released all payments of its capital contributions to the Operating Partnerships.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $18,612,287. Series 38 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 38 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492. Series 39 has since sold its interest in all 9 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 39 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772. Series 40 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 40 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. Series 41 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 41 had released all payments of its capital contributions to the Operating Partnerships.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 42 had released all payments of its capital contributions to the Operating Partnerships.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in September 30, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. Series 43 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 43 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BACs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $20,248,519. Series 44 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. Series 45 has since sold its interest in all 31 of the Operating Partnerships.

Prior to the quarter ended December 31, 2023, Series 45 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2023, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of December 31, 2023 and 2022, the Fund held limited partnership interests in 3 and 5 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, formerly an affiliate of the Fund’s general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the Fund’s general partner, in an annual fund management fee of.5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2023 are as follows:

			3 Months
	3 Months	3 Months	Fund Management Fee Net
	Gross Fund	Asset Management and	of Asset Management and
	Management Fee	Reporting Fee	Reporting Fee
Series 29	$—	$—	$—
Series 34	4,623	—	4,623
Series 46	9,363	—	9,363
	$13,986	$—	$13,986

			9 Months
	9 Months	9 Months	Fund Management Fee Net
	Gross Fund	Asset Management and	of Asset Management and
	Management Fee	Reporting Fee	Reporting Fee
Series 29	$376	$376	$—
Series 34	13,869	3,000	10,869
Series 46	31,005	29,033	1,972
	$45,250	$32,409	$12,841

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

The series did not have any properties as of December 31, 2023 and 2022.

Series 21

The series did not have any properties as of December 31, 2023 and 2022.

Series 22

The series did not have any properties as of December 31, 2023 and 2022.

Series 23

The series did not have any properties as of December 31, 2023 and 2022.

Series 24

The series did not have any properties as of December 31, 2023 and 2022.

Series 25

The series did not have any properties as of December 31, 2023 and 2022.

Series 26

The series did not have any properties as of December 31, 2023 and 2022.

Series 27

The series did not have any properties as of December 31, 2023 and 2022.

Series 28

The series did not have any properties as of December 31, 2023 and 2022.

Series 29

The series did not have any properties as of December 31, 2023.

For the nine-month periods ended December 31, 2023 and 2022, Series 29 reflects a net loss from Operating Partnerships of $- and $(53,909), respectively, which includes depreciation and amortization of $- and $40,731, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 30

The series did not have any properties as of December 31, 2023 and 2022.

Series 31

The series did not have any properties as of December 31, 2023 and 2022.

Series 32

The series did not have any properties as of December 31, 2023 and 2022.

Series 33

The series did not have any properties as of December 31, 2023 and 2022.

Series 34

The series had a total of 1 property at December 31, 2023.

For the nine-month periods ended December 31, 2023 and 2022, Series 34 reflects a net income from the Operating Partnerships of $20,641 and $66,895, respectively, which includes depreciation and amortization of $66,322 and $64,933, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 35

The series did not have any properties as of December 31, 2023 and 2022.

Series 36

The series did not have any properties as of December 31, 2023 and 2022.

Series 37

The series did not have any properties as of December 31, 2023 and 2022.

Series 38

The series did not have any properties as of December 31, 2023 and 2022.

Series 39

The series did not have any properties as of December 31, 2023 and 2022.

Series 40

The series did not have any properties as of December 31, 2023 and 2022.

Series 41

The series did not have any properties as of December 31, 2023 and 2022.

Series 42

The series did not have any properties as of December 31, 2023 and 2022.

Series 43

The series did not have any properties as of December 31, 2023 and 2022.

Series 44

The series did not have any properties as of December 31, 2023 and 2022.

In April 2022, the investment general partner sold its interest in Aurora Village Associates, LLP, with cash proceeds to the investment partnership of $1,746,178. These proceeds were returned to cash reserves held by Series 44 and recorded as a gain on sale as of June 30, 2022.

Series 45

The series did not have any properties as of December 31, 2023 and 2022.

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

Series 46

The series had a total of 2 properties at December 31, 2023.

For the nine-month periods ended December 31, 2023 and 2022, Series 46 reflects a net loss from Operating Partnerships of $(32,545) and $(128,781), respectively, which includes depreciation and amortization of $166,682 and $212,814, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

(b)   Changes in Internal Controls

There were no changes in the Fund’s or any series’ internal control over financial reporting that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series’ internal control over financial reporting.

(c)   Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Fund required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed or furnished as Exhibits 31 and 32 to this Quarterly Report on Form 10-Q, are applicable to each series individually and the Fund as a whole.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2023.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

During the three months ended December 31, 2023, neither the Principal Executive Officer nor the Principal Financial Officer of the Fund adopted or terminated a “Rule 10b5 - 1 trading arrangement” or “non - Rule 10b5 - 1 trading arrangement” as each term is defined in Item 408 of Regulation S - K.

Item 6.Exhibits

31. Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Executive Officer and Principal Accounting and Financial Officer, filed herewith

32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Executive Officer and Principal Accounting and Financial Officer, filed herewith

101. The following materials from the BF Garden Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners’ Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund IV L.P.
	By:	BF Garden Associates IV L.P., its
General Partner
		By:	Corporate Investment Holdings, Inc.,
its General Partner

Date: February 9, 2024			By:	/s/ Marie Reynolds
Marie Reynolds
President (Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

February 9, 2024	/s/ Marie Reynolds	President and Treasurer (Principal Accounting and Financial Officer),
	Marie Reynolds	Corporate Investment Holdings, Inc.