Form 10-Q
period 2024-09-30
BF Garden Tax Credit Fund IV L.P.
filed 2024-11-07
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE

ACT OF 1934.

For the quarterly period ended September 30, 2024

or

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

BF GARDEN TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	11,944	69,012
Other assets	3,052	3,000
	$14,996	$72,012

LIABILITIES
Accounts payable and accrued expenses	$1	$1
Accounts payable affiliates (Note C)	3,263,687	3,129,031
	3,263,688	3,129,032

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 82,874,653 outstanding as of September 30, 2024 and March 31, 2024.	(6,886,028)	(6,696,272)
General Partner	3,637,336	3,639,252
	(3,248,692)	(3,057,020)
	$14,996	$72,012

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,828,200 outstanding as of September 30, 2024 and March 31, 2024.	(754,767)	(754,767)
General Partner	754,767	754,767
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of September 30, 2024 and March 31, 2024.	(898,231)	(898,231)
General Partner	898,231	898,231
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,550,145 outstanding as of September 30, 2024 and March 31, 2024.	(2,448,362)	(2,448,362)
General Partner	2,448,362	2,448,362
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,303,327 outstanding as of September 30, 2024 and March 31, 2024.	(224,264)	(224,264)
General Partner	224,264	224,264
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,150,053 outstanding as of September 30, 2024 and March 31, 2024.	173,404	173,404
General Partner	(173,404)	(173,404)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of September 30, 2024 and March 31, 2024.	219,815	219,815
General Partner	(219,815)	(219,815)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,926,374 outstanding as of September 30, 2024 and March 31, 2024.	313,969	313,969
General Partner	(313,969)	(313,969)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,431,350 outstanding as of September 30, 2024 and March 31, 2024.	133,264	133,264
General Partner	(133,264)	(133,264)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,979,139 outstanding as of September 30, 2024 and March 31, 2024.	275,140	275,140
General Partner	(275,140)	(275,140)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,911,725 outstanding as of September 30, 2024 and March 31, 2024.	(2,341,163)	(2,341,163)
General Partner	2,341,163	2,341,163
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,621,200 outstanding as of September 30, 2024 and March 31, 2024.	(883,119)	(883,119)
General Partner	883,119	883,119
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,375,757 outstanding as of September 30, 2024 and March 31, 2024.	353,529	353,529
General Partner	(353,529)	(353,529)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,706,298 outstanding as of September 30, 2024 and March 31, 2024.	380,821	380,821
General Partner	(380,821)	(380,821)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,605,833 outstanding as of September 30, 2024 and March 31, 2024.	196,294	196,294
General Partner	(196,294)	(196,294)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	5,668	5,372
Other assets	26	—
	$5,694	$5,372

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	2,677,498	2,589,252
	2,677,498	2,589,252

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,474,319 outstanding as of September 30, 2024 and March 31, 2024.	(2,344,697)	(2,257,652)
General Partner	(327,107)	(326,228)
	(2,671,804)	(2,583,880)
	$5,694	$5,372

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,277,913 outstanding as of September 30, 2024 and March 31, 2024.	223,088	223,088
General Partner	(223,088)	(223,088)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,083,704 outstanding as of September 30, 2024 and March 31, 2024.	148,221	148,221
General Partner	(148,221)	(148,221)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,489,100 outstanding as of September 30, 2024 and March 31, 2024.	205,359	205,359
General Partner	(205,359)	(205,359)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,536,200 outstanding as of September 30, 2024 and March 31, 2024.	188,889	188,889
General Partner	(188,889)	(188,889)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of September 30, 2024 and March 31, 2024.	196,043	196,043
General Partner	(196,043)	(196,043)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,611,356 outstanding as of September 30, 2024 and March 31, 2024.	216,900	216,900
General Partner	(216,900)	(216,900)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,865,176 outstanding as of September 30, 2024 and March 31, 2024.	(987,713)	(987,713)
General Partner	987,713	987,713
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,706,362 outstanding as of September 30, 2024 and March 31, 2024.	216,680	216,680
General Partner	(216,680)	(216,680)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,617,987 outstanding as of September 30, 2024 and March 31, 2024.	306,854	306,854
General Partner	(306,854)	(306,854)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,682,873 outstanding as of September 30, 2024 and March 31, 2024.	207,874	207,874
General Partner	(207,874)	(207,874)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	—	—
	—	—

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 3,989,967 outstanding as of September 30, 2024 and March 31, 2024.	348,522	348,522
General Partner	(348,522)	(348,522)
	—	—
	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	September 30,	March 31,
	2024	2024

INVESTMENTS IN OPERATING PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	6,276	63,640
Other assets	3,026	3,000
	$9,302	$66,640

LIABILITIES
Accounts payable and accrued expenses	$1	$1
Accounts payable affiliates (Note C)	586,189	539,779
	586,190	539,780

PARTNERS’ CAPITAL (DEFICIT)
Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,965,635 outstanding as of September 30, 2024 and March 31, 2024.	(308,378)	(205,667)
General Partner	(268,510)	(267,473)
	(576,888)	(473,140)
	$9,302	$66,640

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

	2024	2023

Income
Interest income	$168	$2,141
Other income	15,101	—
	15,269	2,141

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	51,202	31,534
Fund management fee, net (Note C)	8,328	13,986
General and administrative expenses	85,731	61,797
	145,261	107,317

NET INCOME (LOSS)	$(129,992)	$(105,176)

Net income (loss) allocated to assignees	$(128,693)	$(104,124)

Net income (loss) allocated to general partner	$(1,299)	$(1,052)

Net income (loss) per BAC	$(.00)	$(.00)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 34

	2024	2023

Income
Interest income	$1	$98
Other income	15,101	—
	15,102	98

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	23,951	12,616
Fund management fee, net (Note C)	1,623	4,623
General and administrative expenses	46,141	30,945
	71,715	48,184

NET INCOME (LOSS)	$(56,613)	$(48,086)

Net income (loss) allocated to assignees	$(56,047)	$(47,605)

Net income (loss) allocated to general partner	$(566)	$(481)

Net income (loss) per BAC	$(.02)	$(.01)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 46

	2024	2023

Income
Interest income	$167	$2,043
Other income	—	–
	167	2,043

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	27,251	18,918
Fund management fee, net (Note C)	6,705	9,363
General and administrative expenses	39,590	30,852
	73,546	59,133

NET INCOME (LOSS)	$(73,379)	$(57,090)

Net income (loss) allocated to assignees	$(72,646)	$(56,519)

Net income (loss) allocated to general partner	$(733)	$(571)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

	2024	2023

Income
Interest income	$623	$5,391
Other income	15,101	40,497
	15,724	45,888

Gain on disposition of Operating Partnerships	—	1,017,868

Expenses
Professional fees	58,416	32,963
Fund management fee, net (Note C)	19,656	6,246
General and administrative expenses	129,324	169,740
	207,396	208,949

NET INCOME (LOSS)	$(191,672)	$854,807

Net income (loss) allocated to assignees	$(189,756)	$846,259

Net income (loss) allocated to general partner	$(1,916)	$8,548

Net income (loss) per BAC	$(.00)	$.01

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 34

	2024	2023
Income
Interest income	$1	$232
Other income	15,101	—
	15,102	232

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	27,558	13,425
Fund management fee, net (Note C)	6,246	6,246
General and administrative expenses	69,222	40,043
	103,026	59,714

NET INCOME (LOSS)	$(87,924)	$(59,482)

Net income (loss) allocated to assignees	$(87,045)	$(58,887)

Net income (loss) allocated to general partner	$(879)	$(595)

Net income (loss) per BAC	$(.03)	$(.02)

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 45

	2024	2023
Income
Interest income	$—	$–
Other income	—	—
	—	—

Gain on disposition of Operating Partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 46

	2024	2023
Income
Interest income	$622	$4,700
Other income	—	23,621
	622	28,321

Gain on disposition of Operating Partnerships	—	587,240

Expenses
Professional fees	30,858	19,228
Fund management fee, net (Note C)	13,410	–
General and administrative expenses	60,102	39,524
	104,370	58,752

NET INCOME (LOSS)	$(103,748)	$556,809

Net income (loss) allocated to assignees	$(102,711)	$551,241

Net income (loss) allocated to general partner	$(1,037)	$5,568

Net income (loss) per BAC	$(.03)	$.19

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$(6,696,272)	$3,639,252	$(3,057,020)

Net income (loss)	(61,063)	(617)	(61,680)

Partners’ capital (deficit), June 30, 2024	$(6,757,335)	$3,638,635	$(3,118,700)

Net income (loss)	(128,693)	(1,299)	(129,992)

Partners’ capital (deficit), September 30, 2024	$(6,886,028)	$3,637,336	$(3,248,692)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(7,446,921)	$924,791	$(6,522,130)

Contribution	—	2,706,879	2,706,879

Net income (loss)	950,383	9,600	959,983

Partners’ capital (deficit), June 30, 2023	$(6,496,538)	$3,641,270	$(2,855,268)

Net income (loss)	(104,124)	(1,052)	(105,176)

Partners’ capital (deficit), September 30, 2023	$(6,600,662)	$3,640,218	$(2,960,444)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 20

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$(754,767)	$754,767	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	$(754,767)	$754,767	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$(754,767)	$754,767	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(754,767)	$754,767	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	(754,767)	754,767	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(754,767)	$754,767	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 21

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$(898,231)	$898,231	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	$(898,231)	$898,231	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$(898,231)	$898,231	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(898,231)	$898,231	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	(898,231)	898,231	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30,2023	$(898,231)	$898,231	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 22

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$(2,448,362)	$2,448,362	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	$(2,448,362)	$2,448,362	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$(2,448,362)	$2,448,362	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(2,448,362)	$2,448,362	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	(2,448,362)	2,448,362	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(2,448,362)	$2,448,362	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 23

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$(224,264)	$224,264	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	$(224,264)	$224,264	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$(224,264)	$224,264	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(224,264)	$224,264	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	(224,264)	224,264	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(224,264)	$224,264	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 24

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$173,404	$(173,404)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	$173,404	$(173,404)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$173,404	$(173,404)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$173,404	$(173,404)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	173,404	(173,404)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$173,404	$(173,404)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 25

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$219,815	$(219,815)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	$219,815	$(219,815)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$219,815	$(219,815)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$219,815	$(219,815)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	219,815	(219,815)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$219,815	$(219,815)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 26

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$313,969	$(313,969)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	$313,969	$(313,969)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$313,969	$(313,969)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$313,969	$(313,969)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	313,969	(313,969)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$313,969	$(313,969)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 27

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$133,264	$(133,264)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	$133,264	$(133,264)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$133,264	$(133,264)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$133,264	$(133,264)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	133,264	(133,264)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$133,264	$(133,264)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 28

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$275,140	$(275,140)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	$275,140	$(275,140)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$275,140	$(275,140)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$275,140	$(275,140)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	275,140	(275,140)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$275,140	$(275,140)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 29

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$(2,341,163)	$2,341,163	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	$(2,341,163)	$2,341,163	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$(2,341,163)	$2,341,163	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(2,695,068)	$(369,291)	$(3,064,359)

Contribution	—	2,706,879	2,706,879

Net income (loss)	353,905	3,575	357,480

Partners’ capital (deficit), June 30, 2023	$(2,341,163)	$2,341,163	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(2,341,163)	$2,341,163	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 30

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$(883,119)	$883,119	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	(883,119)	883,119	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$(883,119)	$883,119	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(883,119)	$883,119	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	(883,119)	883,119	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(883,119)	$883,119	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 31

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$353,529	$(353,529)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	353,529	(353,529)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$353,529	$(353,529)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$353,529	$(353,529)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	353,529	(353,529)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$353,529	$(353,529)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 32

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$380,821	$(380,821)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	380,821	(380,821)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$380,821	$(380,821)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$380,821	$(380,821)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	380,821	(380,821)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$380,821	$(380,821)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 33

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$196,294	$(196,294)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	196,294	(196,294)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$196,294	$(196,294)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$196,294	$(196,294)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	196,294	(196,294)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$196,294	$(196,294)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 34

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$(2,257,652)	$(326,228)	$(2,583,880)

Net income (loss)	(30,998)	(313)	(31,311)

Partners’ capital (deficit), June 30, 2024	$(2,288,650)	$(326,541)	$(2,615,191)

Net income (loss)	(56,047)	(566)	(56,613)

Partners’ capital (deficit), September 30, 2024	$(2,344,697)	$(327,107)	$(2,671,804)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(2,149,650)	$(325,137)	$(2,474,787)

Contribution	—	—	—

Net income (loss)	(11,282)	(114)	(11,396)

Partners’ capital (deficit), June 30, 2023	$(2,160,932)	$(325,251)	$(2,486,183)

Net income (loss)	(47,605)	(481)	(48,086)

Partners’ capital (deficit), September 30, 2023	$(2,208,537)	$(325,732)	$(2,534,269)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 35

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$223,088	$(223,088)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	223,088	(223,088)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$223,088	$(223,088)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$223,088	$(223,088)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	223,088	(223,088)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$223,088	$(223,088)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 36

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$148,221	$(148,221)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	148,221	(148,221)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$148,221	$(148,221)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$148,221	$(148,221)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	148,221	(148,221)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$148,221	$(148,221)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 37

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$205,359	$(205,359)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	205,359	(205,359)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$205,359	$(205,359)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$205,359	$(205,359)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	205,359	(205,359)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$205,359	$(205,359)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 38

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$188,889	$(188,889)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	188,889	(188,889)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$188,889	$(188,889)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$188,889	$(188,889)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	188,889	(188,889)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$188,889	$(188,889)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 39

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$196,043	$(196,043)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	196,043	(196,043)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$196,043	$(196,043)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$196,043	$(196,043)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	196,043	(196,043)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$196,043	$(196,043)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 40

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$216,900	$(216,900)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	216,900	(216,900)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$216,900	$(216,900)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$216,900	$(216,900)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	216,900	(216,900)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$216,900	$(216,900)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 41

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$(987,713)	$987,713	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	(987,713)	987,713	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$(987,713)	$987,713	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(987,713)	$987,713	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	(987,713)	987,713	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(987,713)	$987,713	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 42

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$216,680	$(216,680)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	216,680	(216,680)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$216,680	$(216,680)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$216,680	$(216,680)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	216,680	(216,680)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$216,680	$(216,680)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 43

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$306,854	$(306,854)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	306,854	(306,854)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$306,854	$(306,854)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$306,854	$(306,854)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	306,854	(306,854)	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$306,854	$(306,854)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 44

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$207,874	$(207,874)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	$207,874	$(207,874)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$207,874	$(207,874)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$207,874	$(207,874)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$207,874	$(207,874)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$207,874	$(207,874)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 45

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$348,522	$(348,522)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2024	$348,522	$(348,522)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2024	$348,522	$(348,522)	$—

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$348,522	$(348,522)	$—

Contribution	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$348,522	$(348,522)	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$348,522	$(348,522)	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2024 and 2023

(Unaudited)

Series 46

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2024	$(205,667)	$(267,473)	$(473,140)

Net income (loss)	(30,065)	(304)	(30,369)

Partners’ capital (deficit), June 30, 2024	$(235,732)	$(267,777)	$(503,509)

Net income (loss)	(72,646)	(733)	(73,379)

Partners’ capital (deficit), September 30, 2024	$(308,378)	$(268,510)	$(576,888)

		General
	Assignees	Partner	Total

Partners’ capital (deficit) April 1, 2023	$(710,413)	$(272,571)	$(982,984)

Contribution	—	—	—

Net income (loss)	607,760	6,139	613,899

Partners’ capital (deficit), June 30, 2023	$(102,653)	$(266,432)	$(369,085)

Net income (loss)	(56,519)	(571)	(57,090)

Partners’ capital (deficit), September 30, 2023	$(159,172)	$(267,003)	$(426,175)

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

	2024	2023

Cash flows from operating activities:

Net income (loss)	$(191,672)	$854,807
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	(1,017,868)
Changes in assets and liabilities
(Increase) Decrease in other assets	(52)	2,828
(Decrease) Increase in accounts payable affiliates	134,656	(965,676)
Net cash (used in) provided by operating activities	(57,068)	(1,125,909)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	1,017,083
Net cash provided by investing activities	—	1,017,083

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57,068)	(108,826)
Cash and cash equivalents, beginning	69,012	508,245
Cash and cash equivalents, ending	$11,944	$399,419

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$2,706,879

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 34

	2024	2023

Cash flows from operating activities:

Net income (loss)	$(87,924)	$(59,482)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	(26)	54
(Decrease) Increase in accounts payable affiliates	88,246	29,246
Net cash (used in) provided by operating activities	296	(30,182)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	—
Net cash provided by investing activities	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	296	(30,182)
Cash and cash equivalents, beginning	5,372	31,891
Cash and cash equivalents, ending	$5,668	$1,709

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

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

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 46

	2024	2023

Cash flows from operating activities:

Net income (loss)	$(103,748)	$556,809
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on disposition of Operating Partnerships	—	(587,240)
Changes in assets and liabilities
(Increase) Decrease in other assets	(26)	192
(Decrease) Increase in accounts payable affiliates	46,410	(588,499)
Net cash (used in) provided by operating activities	(57,364)	(618,738)
Cash flows from investing activities:
Proceeds from the disposition of Operating Partnerships	—	587,240
Net cash provided by investing activities	—	587,240

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57,364)	(31,498)
Cash and cash equivalents, beginning	63,640	429,208
Cash and cash equivalents, ending	$6,276	$397,710

Supplemental schedule of noncash investing and financing activities
The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of this condensed statement

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2024

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

September 30, 2024

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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2024 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2024

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned to BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2024 and 2023, are as follows:

	2024	2023
Series 34	4,623	$4,623
Series 46	6,705	9,363
	$11,328	$13,986

The fund management fees paid for the six months ended September 30, 2024 and 2023 are as follows:

	2024	2023
Series 29	$—	$406,799
Series 46	—	610,141
	$—	$1,016,940

An affiliate of the general partner has forgiven asset management fees payable as a result of the sales of all operating limited partnerships in one of the series. Total forgiveness of debt for the six months ended September 30, 2024 and 2023 was $- and $2,706,879, respectively. Because the transaction involved an affiliate of the general partner, the transaction is accounted for as an equity transaction instead of income to the Fund.

BF Garden Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2024

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2024 and 2023, the Fund has limited partnership interests in 2 and 3 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2024 and 2023 are as follows:

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

September 30, 2024

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the six months ended September 30, 2024 the Fund did not dispose of any Operating Partnerships.

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

*Fund proceeds from disposition does not include $785, which was due to a write-off of capital contribution payable as of September 30, 2023, for Series 29.

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

September 30, 2024

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund’s fiscal year ends March 31st for each year, while all the Operating Partnerships’ fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership’s partnership agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership’s quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2024.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

	2024	2023
Revenues
Rental	$697,280	$753,172
Interest and other	15,205	15,959
	712,485	769,131

Expenses
Interest	66,741	77,827
Depreciation and amortization	127,478	155,336
Operating expenses	438,436	543,904
	632,655	777,067

NET INCOME (LOSS)	$79,830	$(7,936)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$79,031	$(7,857)

Net income (loss) allocated to other Partners	$799	$(79)

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 34

	2024	2023
Revenues
Rental	$383,438	$313,380
Interest and other	8,752	11,974
	392,190	325,354

Expenses
Interest	41,182	41,931
Depreciation and amortization	44,411	44,215
Operating expenses	202,622	225,447
	288,215	311,593

NET INCOME (LOSS)	$103,975	$13,761

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$102,935	$13,623

Net income (loss) allocated to other Partners	$1,040	$138

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

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

September 30, 2024

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 46

	2024	2023
Revenues
Rental	$313,842	$439,792
Interest and other	6,453	3,985
	320,295	443,777

Expenses
Interest	25,559	35,896
Depreciation and amortization	83,067	111,121
Operating expenses	235,814	318,457
	344,440	465,474

NET INCOME (LOSS)	$(24,145)	$(21,697)

Net income (loss) allocated to BF Garden Tax Credit Fund IV L.P.	$(23,904)	$(21,480)

Net income (loss) allocated to other Partners	$(241)	$(217)

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

September 30, 2024

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

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended September 30, 2024 were $11,328 and total fund management fees accrued as of September 30, 2024 were $3,087,687. During the quarter ended September 30, 2024, none of the accrued fund management fees were paid. Pursuant to the Fund’s partnership agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third-party obligations of the Fund. The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

An affiliate of the General Partner has made advances to the Partnership to temporarily cover operating expenses of the Partnership. During the quarter ended September 30, 2024, an affiliate of the General Partner made advances of $85,000. As of September 30, 2024, advances of $176,000 are outstanding. The advances do not bear interest, are unsecured and are payable on demand.

Capital Resources

The Fund offered beneficial assignee certificates (“BACs”) in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2024.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in all 14 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in all 29 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in all 24 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in all 45 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30, 1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in all 26 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2024, Series 29 had released all payments of its capital contributions to the Operating Partnerships.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since sold its interest in all 20 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 30 had released all payments of its capital contributions to the Operating Partnerships.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since sold its interest in all 27 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 31 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2024, Series 32 had released all payments of its capital contributions to the Operating Partnerships.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 33 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2024, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in all 11 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in all 7 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 37 had released all payments of its capital contributions to the Operating Partnerships.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $18,612,287. Series 38 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 38 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492. Series 39 has since sold its interest in all 9 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 39 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772. Series 40 has since sold its interest in all 16 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 40 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. Series 41 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 41 had released all payments of its capital contributions to the Operating Partnerships.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 42 had released all payments of its capital contributions to the Operating Partnerships.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in September 30, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. Series 43 has since sold its interest in all 23 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 43 had released all payments of its capital contributions to the Operating Partnerships, and the general partner interest of the other operating limited partnerships had been disposed.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BACs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $20,248,519. Series 44 has since sold its interest in all 10 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. Series 45 has since sold its interest in all 31 of the Operating Partnerships.

Prior to the quarter ended September 30, 2024, Series 45 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2024, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of September 30, 2024 and 2023, the Fund held limited partnership interests in 2 and 3 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, formerly an affiliate of the Fund’s general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the Fund’s general partner, in an annual fund management fee of.5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2024 are as follows:

			Three Months
	Three Months	Three Months	Fund Management Fee Net
	Gross Fund	Asset Management and	of Asset Management and
	Management Fee	Reporting Fee	Reporting Fee
Series 34	$4,623	$3,000	$1,623
Series 46	6,705	—	6,705
	$11,328	$3,000	$8,328

			Six Months
	Six Months	Six Months	Fund Management Fee Net
	Gross Fund	Asset Management and	of Asset Management and
	Management Fee	Reporting Fee	Reporting Fee
Series 34	$9,246	$3,000	$6,246
Series 46	13,410	—	13,410
	$22,656	$3,000	$19,656

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

The series did not have any properties as of September 30, 2024 and 2023.

Series 21

The series did not have any properties as of September 30, 2024 and 2023.

Series 22

The series did not have any properties as of September 30, 2024 and 2023.

Series 23

The series did not have any properties as of September 30, 2024 and 2023.

Series 24

The series did not have any properties as of September 30, 2024 and 2023.

Series 25

The series did not have any properties as of September 30, 2024 and 2023.

Series 26

The series did not have any properties as of September 30, 2024 and 2023.

Series 27

The series did not have any properties as of September 30, 2024 and 2023.

Series 28

The series did not have any properties as of September 30, 2024 and 2023.

Series 29

The series did not have any properties as of September 30, 2024 and 2023.

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

Series 30

The series did not have any properties as of September 30, 2024 and 2023.

Series 31

The series did not have any properties as of September 30, 2024 and 2023.

Series 32

The series did not have any properties as of September 30, 2024 and 2023.

Series 33

The series did not have any properties as of September 30, 2024 and 2023.

Series 34

The series had a total of 1 property at September 30, 2024.

For the six-month periods ended September 30, 2024 and 2023, Series 34 reflects a net income from the Operating Partnerships of $103,975 and $13,761, respectively, which includes depreciation and amortization of $44,411 and $44,215, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 35

The series did not have any properties as of September 30, 2024 and 2023.

Series 36

The series did not have any properties as of September 30, 2024 and 2023.

Series 37

The series did not have any properties as of September 30, 2024 and 2023.

Series 38

The series did not have any properties as of September 30, 2024 and 2023.

Series 39

The series did not have any properties as of September 30, 2024 and 2023.

Series 40

The series did not have any properties as of September 30, 2024 and 2023.

Series 41

The series did not have any properties as of September 30, 2024 and 2023.

Series 42

The series did not have any properties as of September 30, 2024 and 2023.

Series 43

The series did not have any properties as of September 30, 2024 and 2023.

Series 44

The series did not have any properties as of September 30, 2024 and 2023.

Series 45

The series did not have any properties as of September 30, 2024 and 2023.

Series 46

The series had a total of 1 property at September 30, 2024.

For the six-month periods ended September 30, 2024 and 2023, Series 46 reflects a net loss from Operating Partnerships of $(24,145) and $(21,697), respectively, which includes depreciation and amortization of $83,067 and $111,121, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

(b)   Changes in Internal Controls

There were no changes in the Fund’s or any series’ internal control over financial reporting that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series’ internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

During the three months ended September 30, 2024, the Principal Executive Officer and Principal Financial Officer of the Fund, did not adopt or terminate a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6.Exhibits

31. Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Executive Officer and Principal Accounting and Financial Officer, filed herewith

32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Executive Officer and Principal Accounting and Financial Officer, filed herewith

101. The following materials from the BF Garden Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners’ Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund IV L.P.
	By:	BF Garden Associates IV L.P., its
General Partner
		By:	Corporate Investment Holdings, Inc.,
its General Partner

Date: November 7, 2024			By:	/s/ Marie Reynolds
Marie Reynolds
President (Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

November 7, 2024	/s/ Marie Reynolds	President (Principal Executive Officer) and Treasurer (Principal Accounting and Financial Officer),
	Marie Reynolds	Corporate Investment Holdings, Inc.